Form 10-Q
period 1996-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1996-05-15
CIK 908517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 FOR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ______.

     Commission File Number: 0-22046

                    Bogen Communications International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                      38-3114641
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

50 Spring Street, Ramsey, New Jersey                       07446
(Address of principal executive offices                  (Zip Code)

                                 (201) 934-8500
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No ____

As of April 30, 1996, 5,759,350 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.

                                      INDEX

                                                                            PAGE

                         PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995 (Unaudited)                                    1

     Condensed Consolidated Statements of Operations for the three
         months ended March 31, 1996 and 1995 (Unaudited)                     3

     Condensed Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 1996 (Unaudited)                4

     Condensed Consolidated Statements of Cash Flow for the three months
         ended March 31, 1996 and 1995 (Unaudited)                            5

     Notes to Condensed Consolidated Financial Statements (Unaudited)         6


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


                           PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8K                                     11

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(UNAUDITED)

                                                         March 31,  December 31,
                                                           1996        1995
                                                          -------     -------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $   822     $ 1,276
Accounts receivable (less allowance for doubtful
    accounts of $495 and $424 at March 31,
    1996 and December 31, 1995, respectively)               5,509       4,992
Inventories                                                 7,089       6,922
Prepaid expenses and other current assets                     457       1,042
                                                          -------     -------

    TOTAL CURRENT ASSETS                                   13,877      14,232

Property and equipment, net                                 2,042       2,191
Goodwill and intangible assets, net                        14,571      14,706
Other assets                                                  214         175
                                                          -------     -------

     TOTAL ASSETS                                         $30,704     $31,304
                                                          =======     =======


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars Except Share Amounts)
(UNAUDITED)

                                                         March 31,  December 31,
                                                           1996        1995
                                                         --------    --------
LIABILITIES

CURRENT LIABILITIES
Amounts outstanding under revolving credit agreement     $  4,842    $  4,944
Accounts payable                                            2,673       2,861
Accrued expenses                                            3,045       3,610
Income taxes payable                                        1,761       1,353
Advances and notes payable to related parties                 404         537
Notes payable to non-related parties                           72         174
                                                         --------    --------

    TOTAL CURRENT LIABILITIES                              12,797      13,479

Advances and notes payable to related parties                 844       3,458

Other long term liabilities                                   639         674

Minority interest                                             656         550
                                                         --------    --------


    TOTAL LIABILITIES                                      14,936      18,161
                                                         --------    --------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock - .001 par value; 50,000,000 shares
  authorized; 5,759,350 shares issued and outstanding
  at March 31, 1996 and December 31, 1995                       6           6
Additional paid-in capital                                 21,777      19,175
Accumulated deficit                                        (6,071)     (6,185)
Cumulative currency translation adjustments                    56         147
                                                         --------    --------


    TOTAL STOCKHOLDERS' EQUITY                             15,768      13,143
                                                         --------    --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 30,704    $ 31,304
                                                         ========    ========

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                         1996          1995
                                                     -----------    -----------
Net sales                                            $    11,358    $    10,847

Cost of goods sold                                         6,553          6,225
                                                     -----------    -----------

   Gross profit                                            4,805          4,622

Operating expenses:
   Research and development                                  654            588
   Selling, general and administrative                     3,252          3,376
   Amortization of goodwill and intangible assets            111            117
                                                     -----------    -----------

   Income from operations                                    788            541

Other expenses and minority interest:
   Interest expense, net                                     160            208
   Interest expense to related parties                         7            149
   Minority interest                                         107             51
                                                     -----------    -----------

Income before provision for income taxes                     514            133

Provision for income taxes                                   400            277
                                                     -----------    -----------

Net income (loss)                                    $       114    $      (144)
                                                     ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss)                               $      0.02    $     (0.07)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     5,759,350      1,925,000
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousand of Dollars, Except Share Amounts)
(UNAUDITED)

                                            COMMON STOCK
                                            ------------                                         CUMULATIVE
                                                                                                  FOREIGN
                                             NUMBER                    ADDITIONAL                 CURRENCY
                                               OF                       PAID-IN    ACCUMULATED   TRANSLATION
                                             SHARES        AMOUNT       CAPITAL      DEFICIT     ADJUSTMENT
                                            ---------    ----------   ----------   ----------    ----------
Balance at December 31, 1995                5,759,350    $        6   $   19,175   $   (6,185)   $      147

Restructure of $3,000 related party note
  with related interest of $102                                            2,602

Translation adjustments                                                                                 (91)

Net income for the period                                                                 114
                                            ---------    ----------   ----------   ----------    ----------

Balance at March 31, 1996                   5,759,350    $        6   $   21,777   $   (6,071)   $       56
                                           ==========    ==========   ==========   ==========    ==========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                      MARCH 31,        MARCH 31,
                                                         1996             1995
                                                       -------          -------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES         $    70          $   593
                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and leasehold
       improvements                                       (108)            (330)
     Collection of notes receivable                          9                9
                                                       -------          -------
     NET CASH FLOW USED IN INVESTING ACTIVITIES            (99)            (321)
                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts paid under notes payable                     (102)          (1,673)
     Amounts paid under revolving credit agreements       (102)             (89)
     Advances and notes payable - related parties         (145)           1,554
                                                       -------          -------
     NET CASH USED IN FINANCING ACTIVITIES                (349)            (208)
                                                       -------          -------

(DECREASE) INCREASE IN CASH                               (378)              64

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,276              148

      Effects of Exchange Rate on Cash                     (76)              36
                                                       -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   822          $   248
                                                       =======          =======


SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
       Restructuring of $3,000 related party note
         and related interest                          $ 2,602             --

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

1.   Basis of Presentation

     The consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the "Company") as of December 31, 1995 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

2.   The Company

     On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction. Further, as contingent consideration, the Company could be liable to pay Geotek an amount up to $11,000 or receive up to $2,500 from Geotek, based upon a calculation using the operating results of Bogen and Speech Design during the two years after the acquisition.

     For accounting purposes, the acquisition is being treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction is considered a reverse acquisition with Geotek as the acquiror for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design.

3.   Summary of Significant Accounting Policies.

     A.   Principles of Consolidation

          The consolidated financial statements include the accounts of Bogen Communications International, Inc., Bogen and Speech Design. All significant intercompany balances and transactions have been eliminated in consolidation.

     B. Inventory, at lower of cost (first in, first out) or market, as of March 31, 1996 and December 31, 1995, is as follows:

                                                     1996        1995
                                                    ------      ------
          Raw materials and supplies                $2,558      $1,864
          Work in progress                           1,345       1,155
          Finished goods                             3,186       3,903
                                                    ------      ------

                   Total                            $7,089      $6,922
                                                    ======      ======

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

     C.   Recently Issued Accounting Pronouncements

          In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 31, 1995. The Company will adopt this standard later in 1996 and is presently analyzing the impact of this new standard on its financial position and results of operations.

4.   Income Tax

     Income tax expense for 1996 and 1995 differs from the amount computed by applying the federal statutory rates due to losses in the U.S. for which no benefit has been provided, offset by foreign taxable income at taxable rates different than the U.S. federal statutory rate.

5.   Amendment to Stock Purchase Agreement

     The Company and Geotek have agreed in principle to amend the Stock Purchase Agreement dated April 6, 1995, whereby the initial $3,000 convertible promissory note will be restructured to a $500 note bearing interest as stated in the initial agreement. Additionally, the adjusted base amount will be measured against an initial base amount of $7,500 rather than $10,000 for purposes of determining future payment obligations of the Company under the Stock Purchase Agreement. As part of the agreement, Geotek will retain its option, which expires in October 1997, to purchase shares of the Company equal to $3,000 under the same terms as those contained in the Stock Purchase Agreement. The effect of the restructuring of the Promissory Note has been recorded as an adjustment to additional paid in capital as of January 1, 1996.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking" statements. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Boa rd of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

     The Company's ability to predict projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider specific factors, including price competition, the decisions of customers, the actions of competitors, the effects of government regulations, possible delays in the introduction of new products, customer acceptance of products and services and other factors discussed herein, because such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The financial statements and the following discussion include the accounts of Bogen, the Company's 99% owned subsidiary, and Speech Design, its 67% owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

Net Sales.

Net sales of $11,358,000 for the first quarter of 1996 increased $511,000 or 4.7% from net sales of $10,847,000 in the first quarter of 1995. The increase in net sales is principally due to an aggregate increase of $1,096,000 in net sales of the Company's core products, which includes Commercial Sound, Engineered Systems and Telco Product Lines. The increase in net sales of core product was partially offset by a decrease of $585,000 in net sales of the Company's OAS products. See "Phase-Out of OAS Product Line", below.

Net sales for Commercial Sound products amounted to $1,985,000 for the first quarter of 1996 compared to $2,109,000 for the same period of 1995, resulting in a decrease of $124,000 or 5.9%. Net sales of the Engineered System line of products increased to $1,146,000 for the quarter ended March 31, 1996, an 11.2% increase from net sales of $1,030,000 for the quarter ended March 31,1995.

Telco net sales for the first quarter of 1996 amounted to $7,171,000 compared to $6,067,000 for the first quarter of 1995, an increase of $1,104,000 or 18.2%, which is attributable to the release of new products as well as increased volume to existing and new customers. The Telco product line is the only product line distributed by both Bogen and Speech Design.

Net sales for the OAS product line for the first three months of 1996 were $1,056,000, a decrease of $585,000, or 36% from sales of $1,641,000 for the comparable period of 1995. See "Phase-Out of OAS Product Line", below.

Gross Profit.

Gross profit as a percentage of total net sales for the first quarter ended March 31, 1996 and 1995 remained consistent at approximately 42%.

Selling, General and Administrative Expenses.

Selling, General and Administrative expenses (SG&A) decreased in absolute dollars and as a percentage of sales for the first quarter of 1996 as compared to the respective period of 1995. SG&A was $3,252,000 or 28.6% of net sales for the first quarter of 1996 as compared to $3,376,000 or 31.1% for the first quarter of 1995. The decrease of $124,000 is attributed to the reduction in marketing and payroll expense related to the OAS product line.

Research and Development.

Research and Development expense ("R&D") was $654,000 or 5.8% of net sales for quarter one 1996, compared to $588,000 or 5.4% of net sales for the respective period of 1995. This represents a $66,000 increase from 1995. The Company's R&D programs are designed to efficiently introduce innovative products in a timely manner. The Company anticipates introducing, in mid-1996, additional products to the Telco and Engineered System product lines. The Engineered System line will introduce the Multicom DCS, an innovative product that integrates the Company's paging and intercom systems with Digital telephone PABX systems.

Income from Operations.

Operating income for the first quarter of 1996 amounted to $788,000, an increase of $247,000 from the first quarter of 1995. The increase is primarily attributable to the increase in net sales for the current period. See "Net Sales."

Interest Expense

Interest expense in 1996 was $167,000 or 1.4% of net sales compared to $357,000 or 3.2 % of sales in 1995. The $190,000 decrease is primarily attributed to a reduction in notes payable to Geotek that were contributed to equity in August of 1995 in connection with the Company's acquisition of Bogen.

Taxes on Income.

The Company's German subsidiary incurred approximately $400,000 in foreign taxes at an effective tax rate of 57%, a $123,000 increase from $277,000 in the first quarter of 1995. This increase is attributed to the utilization of loss carryforwards in 1995, which offset a portion of taxable income from that year.

Net Income (Loss).

After deducting its minority interest in the earnings of its subsidiaries of $107,000, the Company's net income for the first quarter increased by $258,000 to $114,000 in 1996 as compared to a loss of $144,000 in 1995.

Phase-Out of OAS Product Line.

In December 1995 the Company's management decided to phase-out the OAS product line. This decision was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefitted from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate. The Company anticipates the phase-out will be complete by the beginning of the third quarter.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1996 to the Company's financial cash position as of December 31, 1995

During the first quarter of 1996, the Company focused its efforts on long term growth by strengthening profitable product lines while continuing the phase-out of the OAS product line. Cash utilization focused on the paydown of debt and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $70,000 of cash. The Company's net income of $114,000 included non-cash charges of $51,000, which consists of depreciation and amortization of $359,000 and a reduction of inventory reserves of $623,000, of which $613,000 relates to sales of the OAS product line's units on hand. Additional non-cash charges include $107,000 in minority interest and a $106,000 increase in reserves for bad debt. Changes in operational assets and liabilities amounted to $7,000.

Cash flows used in investing activities was $99,000 principally for the purchase of equipment and leasehold improvements.

Financing activities include cash used as a result of repayment of related parties advances and notes $145,000, notes payable $102,000 and net amounts borrowed and repaid under revolving credit agreements $102,000, for a net usage of $349,000.

As of March 31, 1996, the Company's total liabilities were $14,936,000 of which $12,797,000 was due and payable within one year of March 31, 1996. Such indebtedness included loans from third parties and loans and advances from Geotek. In August 1995, Bogen extended for a two year term through August 1997, its $10 million senior credit agreement. The line is secured by substantially all assets of Bogen and is guaranteed by Geotek. Advances to Bogen are made based on a percentage of accounts receivable and inventory. As of March 31, 1996, Bogen had borrowings of $3,490,000. The unutilized credit line availability was $538,000 at March 31, 1996. As of March 31, 1996, Speech Design had short term lines of credit and over draft facilities available of $3,336,000 of which short term borrowing amounted to $1,352,000. The unutilized credit line availability was $1,984,000 at March 31, 1996. In addition to the $10 million revolving credit line, in August 1995, Bogen established a two year working capital line of credit with Geotek, in the aggregate amount of $2 million. At March 31, 1996 Bogen had no borrowings outstanding under the working capital line.

The Company has agreed in principle to amend the Stock Purchase Agreement dated April 6, 1995, whereby the initial $3,000,000 convertible note will be restructured to a $500,000 note bearing interest as stated in the initial agreement as more fully described in footnote 6 to the accompanying financial statements.

The Company believes that it has adequate liquidity to finance its ongoing activities.

                                    EXHIBITS

Item 6.   EXHIBITS AND REPORTS ON FORM 8K

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1996                     BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                        (Registrant)

                                        By: /s/    Zvi Peled
                                            ------------------------------------
                                            Name:  Zvi Peled
                                            Title: President/CEO



Date:  May 15, 1996                     By: /s/    Dov Gal
                                            ------------------------------------
                                            Name:  Dov Gal
                                            Title: Chief Financial Officer