Form 10-Q
period 1996-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1996-08-14
CIK 908517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[_x_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

                                              OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 FOR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ______to______.

                         Commission File Number: 0-22046

                    Bogen Communications International, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                      38-3114641
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

50 Spring Street, Ramsey, New Jersey                        07446
(Address of principal executive offices)                  (Zip Code)

                                 (201) 934-8500
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes__X__   No_____

As of July 15, 1996, 5,758,850 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

Facing Sheet                                                                 1

Index                                                                        2

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of June 30, 1996
        and December 31, 1995 (Unaudited)                                    3

       Condensed Consolidated Statements of Operations for the three
        and six months ended June 30, 1996 and 1995 (Unaudited)              5

       Condensed Consolidated Statement of Changes in Stockholders'
        Equity for the six months ended June 30, 1996 (Unaudited)            6

       Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 1996 and 1995 (Unaudited)                  7

       Notes to Condensed Consolidated Financial Statements (Unaudited)      8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

PART II.  OTHER INFORMATION:

     Item 5.  Other Information                                             14

     Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                                  15

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(UNAUDITED)

ASSETS                                                   June 30,  December 31,
                                                          1996        1995
                                                         -------     -------
CURRENT ASSETS:

Cash and cash equivalents                                $   650     $ 1,276
Accounts receivable (less allowance for doubtful
    accounts of $636 and $424 at June 30,
    1996 and December 31, 1995, respectively)              5,687       4,992
Inventories                                                7,784       6,922
Prepaid expenses and other current assets                    590       1,042
                                                         -------     -------

    TOTAL CURRENT ASSETS                                  14,711      14,232

Property and equipment, net                                2,131       2,191
Goodwill and intangible assets, net                       14,442      14,706
Other assets                                                 149         175
                                                         -------     -------

    TOTAL ASSETS                                         $31,433     $31,304
                                                         =======     =======



         The accompanying notes are an integral part of these condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                          June 30,  December 31,
LIABILITIES                                                 1996        1995
                                                          -------     -------
CURRENT LIABILITIES
Amounts outstanding under revolving credit agreements     $ 5,947     $ 4,944
Accounts payable                                            3,085       2,861
Accrued expenses                                            2,825       3,610
Income taxes payable                                        1,016       1,353
Advances and notes payable to related parties                 228         537
Notes payable to non-related parties                           74         221
                                                          -------     -------

    TOTAL CURRENT LIABILITIES                              13,175      13,526

Advances and notes payable to related parties                 803       3,411
Other long term liabilities                                   604         674
Minority interest                                             653         550
                                                          -------     -------


     TOTAL LIABILITIES                                     15,235      18,161
                                                          -------     -------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock - .001 par  value;  50,000,000  shares
  authorized;  5,758,850  and 5,759,350 shares issued
  and outstanding at June 30, 1996 and
  December 31, 1995, respectively                               6           6

Additional paid-in capital                                 21,774      19,175

Accumulated deficit                                        (5,585)     (6,185)

Cumulative currency translation adjustments                     3         147
                                                          -------     -------

    TOTAL STOCKHOLDERS' EQUITY                             16,198      13,143
                                                          -------     -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $31,433     $31,304
                                                          =======     =======





              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    JUNE 30,           JUNE 30,          JUNE 30,            JUNE 30,
                                                     1996                1995              1996                1995
                                                     ------             ------            ------              ------

Net Sales                                           $10,332            $11,306           $21,690             $22,152

Cost of goods sold                                    5,545              6,497            12,098              12,722
                                                     ------             ------            ------              ------
  Gross profit                                        4,787              4,809             9,592               9,430

Operating expenses:
  Research and development                              688                471             1,342               1,059
  Selling, general and administrative                 3,233              3,373             6,484               6,749
  Amortization of goodwill and
    intangible assets                                   109                107               220                 224
                                                     ------             ------            ------              ------

Income From Operations                                  757                858             1,546               1,398

Other Expenses:
  Other Income                                         ---                (97)              ---                 (97)
  Interest expense, net                                149                189               309                 397
  Interest expense to related parties                   21                166                29                 315
  Minority interest                                     (4)               116               103                 167
                                                     ------             ------            ------              ------

Net income (loss) before income taxes                   591                484             1,105                 616

Provision for income taxes                              105                431               505                708
                                                     ------             ------            ------             ------

Net income (loss)                                      $486                $53              $600               $(92)
                                                    =======           ========           =======            ========

NET INCOME (LOSS) PER COMMON SHARE                     $.08               $.03              $.10              $(.05)
                                                       ====               ====              ====            ========

WEIGHTED AVERAGE NUMBER OF COMMON                 5,758,921          1,925,000         5,758,303          1,925,000
                                                 ==========        ===========      ============        ===========
SHARES OUTSTANDING

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                   COMMON STOCK
                                                   ------------
                                                                                                CUMULATIVE
                                                                                                 FOREIGN
                                                   NUMBER            ADDITIONAL                  CURRENCY
                                                     OF               PAID-IN     ACCUMULATED   TRANSLATION
                                                   SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT
                                                   ------   ------    -------       -------     ----------
Balance at December 31, 1995                     5,759,350    $6      $19,175       $(6,185)       $147

Restructure of $3,000 related party note with
  related interest of $102                                             2,602

Translation adjustments                                                                            (144)

Repurchased and canceled common stock                 (500)               (3)

Net income for the period                                                               600
                                                 ---------    --      -------       -------         --
Balance at June 30, 1996                         5,758,850    $6      $21,774       $(5,585)        $3
                                                 =========    ==      =======       ========        ==



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(UNAUDITED)
                                                                  FOR THE
                                                             SIX MONTHS ENDED
                                                           JUNE 30,     JUNE 30,
                                                             1996        1995
                                                            -------     -------
NET CASH FLOW PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                      $  (759)    $ 1,497
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment and leasehold
       improvements                                            (383)       (446)

     Collection of notes receivable                              15          18
                                                            -------     -------
     NET CASH FLOW USED IN INVESTING
       ACTIVITIES                                              (368)       (428)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments to reacquire common stock                          (3)       --

     Amounts paid under notes payable                          (139)       (725)

     Amounts (paid) borrowed under revolving
       credit agreements                                      1,100        (576)

     Advances and notes payable - related parties              (271)        377
                                                            -------     -------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                     687        (924)
                                                            -------     -------

(DECREASE) INCREASE IN CASH                                    (440)        145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,276         148
     Effects of Exchange Rate on Cash                          (186)         33
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   650     $   326
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

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

1.      Basis of Presentation

        The condensed consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the"Company") as of December 31, 1995 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

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

2.      The Company

        On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, (see note 5 "Amendment to Shareholder Agreement") 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction. Further, as contingent consideration, the Company could be liable to pay Geotek an amount up to $11,000, based upon a calculation of operating results of Bogen and Speech Design during the two years after the acquisition. Based on managements review of the earnout calculation, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, the anticipated contingent consideration payment, if any, will not have a material adverse effect on the Company's financial position and operating results.

        For accounting purposes, the acquisition is being treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction is considered a reverse acquisition with Geotek as the acquiror for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design prior to the transaction.

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

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

          B. Inventory, at lower of cost (first in, first out) or market, as of June 30, 1996 and December 31, 1995, is as follows:

                                                       1996                1995
                                                       ----                ----

               Raw materials and supplies           $ 2,046              $ 1,864
               Work in progress                       1,008                1,155
               Finished goods                         4,730                3,903
                                                   --------                -----

                       Total                        $ 7,784              $ 6,922
                                                   ========              =======


          C.   Recently Issued Accounting Pronouncements

               In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 31, 1995. The Company will adopt this standard later in 1996 and is presently analyzing the impact of this new standard.

4.      Income Tax

        Income tax expense for 1996 and 1995 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. loss carryforwards.

5.      Amendment to Stock Purchase Agreement

        In May 1996, the Company and Geotek entered into an agreement in principle to amend, effective January 1, 1996, the Stock Purchase
        Agreement dated as of April 6, 1995. Pursuant to such agreement in principle, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, will be reduced and restructured to a $500 non-convertible promissory note due July 1997, (ii) Geotek's contingent obligation to pay up to $2,500 in cash (or, at its option, make a ten year, 4% loan in the principal amount of up to $5,000) to the Company if Speech Design and Bogen, in the aggregate, achieve certain earning goals during the period from July 1, 1995 to June 30, 1997 will be proportionally reduced, and (iii) during the period commencing on February 21, 1997 and ending one year thereafter, Geotek will be granted an option to purchase from the Company $3,000 worth of the Common Stock of the Company at the discount rates provided in the $3,000 convertible promissory note.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains "forward-looking" statements. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The financial statements and the following discussion include the accounts of Bogen Corporation ("Bogen"), the Company's 99% owned subsidiary, and Speech Design GmbH ("Speech Design"), its 67% owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995

Net Sales.

Net sales of $10,332,000 for the second quarter of 1996 decreased $974,000, or 9% from net sales of $11,306,000 in the second quarter of 1995. The decrease in net sales is principally due to a decrease of $1,180,000 in net sales of the Company's Office Automated Systems ("OAS") products. See "Phase-Out of OAS Product Line." below. The decrease in net sales was partially offset by an aggregate increase of $206,000 of core products net sales, which includes Commercial Sound, Engineered Systems and Telco Product Lines.

Net sales for Commercial Sound products remained constant at approximately $2.2 million for the second quarter of 1996 compared to the same period of 1995. Net sales of the Engineered System line of products increased to $1,853,000 for the quarter ended June 30, 1996, a 13% increase from net sales of $1,645,000 for the quarter ended June 30, 1995.

Telco net sales remained constant at approximately $6.1 million for the second quarter of 1996 compared to the same period of 1995. The Telco product line is the only product line distributed by both Bogen and Speech Design. Domestic Telco sales increased $321,000, or 12% over the comparable period in 1995. Foreign Telco sales decreased by $331,000, or 10% over the comparable period in 1995.

Net sales for the OAS product line for the second quarter of 1996 were $178,000, a decrease of $1,180,000, or 87% from sales of $1,358,000 for the comparable period of 1995. See "Phase-Out of OAS Product Line", below.

Gross Profit.

Gross profit as a percentage of total net sales for the quarter ended June 30, 1996 was 46% compared to 43% for the comparable period in 1995. The increase in gross profit margin is attributed to a change in product mix resulting from the phase-out of the OAS product line, which had a significantly lower gross profit margin than the Company's other products. OAS net sales comprised 2% of net sales during the quarter ended June 30, 1996, compared to 12% of net sales for the comparable period in 1995.

Selling, General and Administrative Expenses.

Selling, General and Administrative expenses (SG&A) decreased in absolute dollars and remained relatively unchanged as a percentage of sales for the second quarter of 1996 as compared to the second quarter of 1995. SG&A was $3,233,000 or 31% of net sales for the second quarter of 1996 as compared to $3,373,000 or 30% for the second quarter of 1995. The decrease of $140,000 is primarily attributed to the reduction in marketing expense related to the OAS product line.

Research and Development.

Research and Development expense ("R&D") was $688,000, or 7% of net sales for the second quarter of 1996, compared to 471,000, or 4% of net sales for the second quarter of 1995. This represents a $217,000, or 46% increase from 1995, which is attributed to higher staff levels and increased levels of activity in connection with the development of new products. The Company's R&D programs are designed to efficiently introduce innovative products in a timely manner.

Interest Expense

Interest expense in the second quarter of 1996 was $170,000, or 2% of net sales compared to $355,000, or 3% of net sales in 1995. The $185,000, or 52% decrease is primarily attributable to a reduction in notes payable to Geotek that were contributed to equity in August of 1995, in connection with the Company's acquisition of Bogen.

Taxes on Income.

Speech Design incurred approximately $105,000 in foreign taxes, a $326,000 decrease from $431,000 in the second quarter of 1995. This decrease is attributed to a reduction in Speech Design's second quarter earnings as compared to the second quarter of 1995. The decrease in Speech Design's earnings is primarily attributable to an increase in SG&A expenses associated with the roll out of a new product and costs associated with expansion into new geographic markets.

Phase-Out of OAS Product Line.

In December 1995, the Company's management decided to phase-out the OAS product line. This decision was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefitted from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate. The Company anticipates the phase-out will be completed during the third quarter of 1996. However, there can be no assurance that the phase-out will not require more time to complete.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net Sales

Net sales in the first six months of 1996 of $21,690,000 decreased by $462,000, or 2% from net sales of $22,152,000 in the first six months of 1995. The decrease in net sales is primarily due to a $1,766,000, or 59% decrease in net sales of the OAS product line, precipitated by the Company's decision to phase-out this product line. This decrease, however, was partially offset by strong growth in net sales of the Company's core product line which resulted in a $1,303,000, or 7% increase over net sales of such products during the comparable period of 1995.

Gross Profit

Gross profit in the first six months of 1996 increased $162,000, or 2% and was 44% of sales compared to 42% of sales for the comparable period in 1995. The increase in gross profit margin is attributed to a change in product mix resulting from the phase-out of the OAS product line, which had a significantly lower gross profit margin than the Company's other products. OAS net sales comprised 6% of total net sales for the six months ended June 30, 1996, compared to 14% of net sales in the comparable period in 1995.

Selling, General and Administrative Expenses

SG&A of $6,484,000 in the first six months of 1996 decreased $265,000, or 4% from SG&A of $6,749,000 in the comparable period of 1995. The decline is primarily attributed to a reduction in selling and marketing expense related to the OAS product line.

Research and Development

R&D expense of $1,342,000 in the first six months of 1996 increased $283,000, or 27% over R&D expense of $1,059,000 in the comparable period of 1995, due to higher staff levels and increased levels of activity in connection with the development of new products. The Company intends to continue to strengthen its core product line by continuing to introduce innovative products designed to better meet the needs of its client base. There can be no assurance that the Company will develop such products in a cost-effective manner, on a timely basis, or at all.

Interest Expense

Interest expense in the first six months of 1996 was $338,000 compared to $712,000, for the six months ended June 30, 1995. The decrease of $374,000, or 53% is primarily attributed to a reduction in notes payable to Geotek that were contributed to equity in August of 1995 in connection with the acquisition of Bogen.

Taxes on Income

Speech Design incurred approximately $505,000 in foreign taxes, a decrease of $203,000, or 29% from $708,000 in the comparable period in 1995. The decrease is attributed to a reduction in Speech Design's earnings during the six months ended June 30, 1996, at the Company's expected effective tax rate. The decrease in Speech Design's earnings is primarily attributed to higher SG&A expense associated with the roll out of a new product and the expansion into new geographic markets.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1996 to the Company's financial and cash position as of December 31, 1995.

During the six months ended June 30, 1996, the Company focused its efforts on long-term growth by strengthening profitable product lines while continuing the phase-out of the OAS product line. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities used $759,000 of cash. The Company's net income of $600,000 included net non-cash charges of $374,000, which consisted of
(i) depreciation and amortization of $585,000, (ii) a reduction of inventory reserves of $1,276,000 (of which $1,196,000 relates to the OAS product line),
(iii) loss from minority  interest of consolidated  subsidiaries of $103,000 and
(iv) a $214,000 increase in reserves for bad debt. Further, net changes in operational assets and liabilities used $985,000 of cash.

Net cash flows used in investing activities of $368,000 was used principally for the purchase of equipment and leasehold improvements.

Cash flows from financing activities include cash used to repay (i) related parties advances and notes of $271,000, (ii) notes payable of $139,000, (iii) net borrowings under revolving credit agreements of $1,100,000, and (iv) other items amounting to $3,000, for a net usage of $687,000.

As of June 30, 1996, the Company's total liabilities were $15,235,000 of which $13,175,000 was due and payable within one year of June 30, 1996. Such indebtedness included loans from third parties and loans and advances from Geotek.

In August 1995, Bogen extended for a two year term through August 1997, its $10 million senior credit agreement. The line is secured by substantially all assets of Bogen and is guaranteed by Geotek. Advances to Bogen are made based on a percentage of accounts receivable and inventory. As of June 30, 1996, Bogen had borrowings of $4,142,000 and the unutilized credit line availability was $170,000. Also in August 1995, Bogen established a two year working capital line of credit with Geotek, in the aggregate amount of $2 million. At June 30, 1996 Bogen had no borrowings outstanding under the working capital line.

As of June 30, 1996, Speech Design had short term lines of credit and overdraft facilities of $3,241,000 available. Short term borrowings under such facilites amounted to $2,233,000. Speech Design's unutilized credit line availability was $1,008,000 at June 30, 1996.

In May 1996, the Company and Geotek entered into an agreement in principle to amend, effective January 1, 1996, the Stock Purchase Agreement dated as of April 6, 1995. As part of such agreement in principle, the initial $3,000,000 convertible note from the Company to Geotek will be restructured to a $500,000 note bearing interest as stated in the original note. The agreement in principle is more fully described in Footnote 5 to the accompanying financial statements.

The Company believes that it has adequate liquidity to finance its ongoing activities.

                                    EXHIBITS

Item 5.        OTHER INFORMATION

               The Company has appointed Yoav M. Cohen (39) as Chief Financial Officer and Secretary, effective August 15, 1996. Mr. Cohen replaces Dov Gal, who is returning to Israel to pursue other opportunities. Mr. Cohen joins Bogen from Target Capital Group LLC of Garden City, NY, where he was Chief Financial Officer and Managing Director of FEMI International Limited, a Target subsidiary. Mr. Cohen brings to Bogen significant expertise in international finance, information systems management, budgeting and cash management. Previously, Mr. Cohen was Corporate Vice President/Chief Financial Officer and MIS Director of Taro Pharmaceutical Industries Ltd. Mr. Cohen began his career with Marbrook Corporation and served later with CitiCorp/Citibank as Assistant Vice President/Controller and with Bankers Trust Company, where he was Vice President/Controller for Global Investment Bank. He holds an M.B.A. in international finance and a B.B.A. in economics and finance from Baruch College in New York.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibits are included herein:

                    10.1 Agreement in principle between the Company and Geotek Communications, Inc., dated as of May 8, 1996, to amend the Stock Purchase Agreement between the parties, dated as of April 6, 1995.

                    27.1   Financial Data Schedule.

               (b)  Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                            (Registrant)

Date:   August 14, 1996                     By:     /s/ Zvi Peled
                                                    -------------------
                                                   Name: Zvi Peled
                                                   Title:President/CEO

Date:   August 14, 1996                     By:    /s/  Dov Gal
                                                   ------------------
                                                   Name: Dov Gal
                                                   Title:Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

10.1 Agreement in Principle between the Company and Geotek Communications, Inc., dated as of May 8, 1996, to amend the Stock Purchase Agreement between the parties, dated as of April 6, 1995.

27.1                  Financial Data Schedule