Form 10-Q
period 1996-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1996-11-14
CIK 908517

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes _X_        No ___

As of October 31, 1996, 5,758,850 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

Facing Sheet                                                                  1

Index                                                                         2

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets as of September 30, 1996
        and December 31, 1995 (Unaudited)                                     3

       Condensed Consolidated Statements of Operations for the three and
        nine months ended September 30, 1996 and 1995 (Unaudited)             5

       Condensed Consolidated Statement of Changes in Stockholders' Equity
        for the nine months ended September 30, 1996 (Unaudited)              6

       Condensed Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1996 and 1995 (Unaudited)                         7

       Notes to Condensed Consolidated Financial Statements (Unaudited)       8


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

PART II. OTHER INFORMATION:

     Item 6.  Exhibits

Signatures                                                                   15

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(UNAUDITED)

ASSETS                                              September 30,   December 31,
                                                          1996           1995
                                                    -------------   ------------
CURRENT ASSETS:

Cash and cash equivalents                                $   661        $ 1,276
Accounts receivable (less allowance for doubtful
  accounts of $642 and $424 at September 30,
  1996 and December 31, 1995, respectively)                6,529          4,992

Inventories                                                6,261          6,922

Prepaid expenses and other current assets                  1,156          1,042
                                                         -------        -------

    TOTAL CURRENT ASSETS                                  14,607         14,232

Property and equipment, net                                2,126          2,191

Goodwill and intangible assets, net                       14,360         14,706

Other assets                                                 300            175
                                                         -------        -------

     TOTAL ASSETS                                        $31,393        $31,304


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                                    September 30,   December 31,
                                                                        1996            1995
                                                                    ------------    ------------
LIABILITIES

CURRENT LIABILITIES

Amounts outstanding under revolving credit agreements               $      4,572    $      4,944
Accounts payable                                                           3,620           2,861
Accrued expenses                                                           3,230           3,610
Income taxes payable                                                         680           1,353
Advances and notes payable to related parties                                755             537
Notes payable to non-related parties                                        --               221
                                                                    ------------    ------------

    TOTAL CURRENT LIABILITIES                                             12,857          13,526

Advances and notes payable to related parties                                247           3,411
Other long term liabilities                                                  571             674
Minority interest                                                            778             550
                                                                    ------------    ------------


    TOTAL LIABILITIES                                                     14,453          18,161
                                                                    ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock - .001  par  value;  50,000,000  shares  authorized;
  5,758,850 and 5,759,350 shares issued and outstanding at
  September 30, 1996 and December 31, 1995, respectively                       6               6
Additional paid-in capital                                                21,774          19,175
Accumulated deficit                                                       (4,835)         (6,185)
Cumulative currency translation adjustments                                   (5)            147
                                                                    ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                            16,940          13,143
                                                                    ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     31,393    $     31,304
                                                                    ============    ============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED

                                                 SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                     1996             1995              1996             1995
                                                 -----------      -----------       -----------      -----------
Net Sales                                        $    12,388      $    11,689       $    34,078      $    34,150

Cost of goods sold                                     6,530            7,150            18,628           19,899
                                                 -----------      -----------       -----------      -----------

   Gross profit                                        5,858            4,539            15,450           14,251

Operating expenses:
   Research and development                              808              561             2,150            1,593
   Selling, general and administrative                 3,794            3,808            10,278           10,748
   Amortization of goodwill and intangibles              110              126               330              331
                                                 -----------      -----------       -----------      -----------

Income From Operations                                 1,146               44             2,692            1,579

Other Expenses:
   Interest expense, net                                 167              152               476              553
   Interest expense to related parties                    21               34                49              349
   Minority interest                                     125               82               228              268
   Transaction costs                                    --              1,493              --              1,493
                                                 -----------      -----------       -----------      -----------

Net income (loss) before income taxes                    833           (1,717)            1,939           (1,084)

Provision for income taxes                                84              434               589            1,178
                                                 -----------      -----------       -----------      -----------

Net income (loss)                                $       749      $    (2,151)      $     1,350      $    (2,262)
                                                 ===========      ===========       ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE               $       .13      $      (.60)      $       .23      $      (.91)
                                                 ===========      ===========       ===========      ===========
WEIGHTED AVERAGE NUMBER OF
COMMON  SHARES OUTSTANDING                         5,758,850        3,592,000         5,759,151        2,487,000
                                                 ===========      ===========       ===========      ===========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                             COMMON STOCK
                                                        ------------------------
                                                                                                               CUMULATIVE
                                                                                                                FOREIGN
                                                          NUMBER                    ADDITIONAL                 CURRENCY
                                                            OF                        PAID-IN    ACCUMULATED  TRANSLATION
                                                          SHARES        AMOUNT        CAPITAL     DEFICIT      ADJUSTMENT
                                                        ----------    ----------    ----------   ----------    ----------
Balance at December 31, 1995                             5,759,350    $        6    $   19,175   $   (6,185)   $      147

Restructure of $3,000 related party note with related
  interest of $102                                                                       2,602
Translation adjustments                                                                                              (152)

Repurchased and canceled common stock                         (500)                         (3)
Net income for the period                                                                             1,350
                                                        ----------    ----------    ----------   ----------    ----------


Balance at September 30, 1996                            5,758,850    $        6    $   21,774   $   (4,835)   $       (5)
                                                        ==========    ==========    ==========   ==========    ==========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED

                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                        1996            1995
                                                                    ------------    ------------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                      $        982    $      2,160
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                         (668)           (777)
   Purchase of intangible assets                                             (39)           --
   Cash acquired from combination of Bogen and Speech Design                --               928
   Collection of notes receivable                                             15              27
                                                                    ------------    ------------
   NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (692)            178
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to reacquire common stock                                         (3)           --
   Amounts (paid) borrowed under notes payable                              (216)           (890)
   Amounts (paid) borrowed under revolving credit agreements                (275)           (807)
   Advances and notes payable - related parties                             (352)            210
   Cash overdraft                                                           --               146
                                                                    ------------    ------------
   NET CASH USED IN FINANCING ACTIVITIES                                    (846)         (1,341)
                                                                    ------------    ------------

(DECREASE) INCREASE IN CASH                                                 (556)            997

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,276             147
   Effects of Exchange Rate on Cash                                          (59)             94
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        661    $      1,238
                                                                    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
   Restructuring of $3,000 related party note
    and related interest                                            $      2,602            --
   Restructuring of Bogen debt by Geotek treated as
    an equity contribution                                                  --             7,155
   Adjustments to combine companies                                         --             2,120
   Notes payable to Geotek in consideration for
    acquiring Bogen & Speech Design                                         --             3,000
   Common stock issued to Geotek in consideration
    for acquiring Bogen and Speech Design                                   --                 4
   Common stock and warrants issued as consideration
    for certain services provided to the Company in
    connection with the acquisition of Bogen and
    Speech Design                                                           --               740

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except Per Share Amounts)
(UNAUDITED)

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

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

     B. Inventory, at lower of cost (first in, first out) or market, as of September 30, 1996 and December 31, 1995, is as follows:

                                                     1996        1995
                                                    ------      ------

          Raw materials and supplies                $1,884      $1,864
          Work in progress                           1,029       1,155
          Finished goods                            $3,348       3,903
                                                    ------      ------

                   Total                            $6,261      $6,922
                                                    ======      ======


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

4.   Income Tax

     Domestic and foreign earnings before taxes on income from operations includes income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for 1996 and 1995 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill (1996), and, net operating losses for which the benefit could not be recognized (1995).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All Amounts In Thousands of Dollars)

General

The financial statements and the following discussion include the accounts of Bogen Corporation ("Bogen"), the Company's 99% owned subsidiary, and Speech Design GmbH ("Speech Design"), its 67% owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Net Sales.

Net sales of $12,388 for the third quarter of 1996 represent an increase of $699, or 6% from net sales of $11,689 in the third quarter of 1995. The increase in net sales is principally due to an aggregate increase of $1,224 in net sales of the Company's core products, which include Commercial Sound, Engineered Systems and Telco Product Lines. This increase was partially offset by a decrease in net sales of the Company's Office Automated Systems ("OAS") products of $525. See "Phase-Out of OAS Product Line" below.

Net sales for Commercial Sound products increased to $3,058 for the quarter ended September 30, 1996, or 27%, from net sales of $2,407 for the quarter ended September 30, 1995. Net sales of the Engineered System line of products increased to $1,971 for the quarter ended September 30, 1996, or 2%, from net sales of $1,926 for the quarter ended September 30, 1995. Net sales for the Company's Telco product line increased to $7,203, or 8%, in the third quarter of 1996 from net sales of $6,675 for the comparable period in 1995.

Net sales for the OAS product line for the third quarter of 1996 were $156, a decrease of $525, or 77%, from sales of $681 for the comparable period of 1995. See "Phase-Out of OAS Product Line", below.

Gross Profit.

Gross profit as a percentage of total net sales for the quarter ended September 30, 1996 was 47% compared to 39% for the comparable period in 1995. The increase in gross profit margin is attributable to a change in product mix resulting from the phase-out of the OAS product line, which had a significantly lower gross profit margin in 1995 compared to that of 1996 due to a $720 provision to reduce OAS inventory to its market value. OAS net sales comprised 1% of net sales during the quarter ended September 30, 1996, compared to 6% of net sales for the comparable period in 1995.

Selling, General and Administrative Expenses.

Selling, General and Administrative expenses ("SG&A") were $3,794, or 31%, of net sales for the third quarter of 1996 as compared to $3,808 or 33% of net sales for the third quarter of 1995. The decrease of $14 is primarily attributable to the reduction in marketing and selling expenses related to the OAS product line.

Research and Development.

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D was $808, or 7%, of net sales for the third quarter of 1996, compared to $561, or 5% of net sales for the third quarter of 1995. The $247, or 44%, increase from 1995, is attributable to higher staff levels directly related to increased levels of activity in connection with the development of new products.

Interest Expense

Interest expense in the third quarter of 1996 was $188, or 2%, of net sales compared to $186, or 2%, of net sales in 1995.

Taxes on Income.

Income tax expense for the quarter ended September 30, 1996 was $84 compared to $434 in the comparable period of 1995. The $350 decrease is due to a decrease in foreign tax expense in the amount of $360, offset by an increase of $10 in U.S. tax expense.

Foreign taxes decreased due to a $215 credit resulting from a refund of 1995 taxes and a decrease in Speech Design's pre-tax income.

Transaction Costs

During the third quarter of 1995 the Company recorded $1,493 in non-recurring transaction costs for legal and other professional services received in connection with the acquisition of Bogen and Speech Design. A portion of such costs, amounting to $740, are non-cash, related to the issuance of common stock and warrants to purchase common stock of the Company. The Company had no such expense in the third quarter of 1996.

Phase-Out of OAS Product Line.

In December 1995, the Company's management determined to phase-out the OAS product line. This determination was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefitted from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate. The Company anticipates the phase-out will be completed during the fourth quarter of 1996. However, there can be no assurance that the phase-out will not require additional time to complete.

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995
(All Amounts In Thousands of Dollars)

Net Sales

Net sales in the first nine months of 1996 remained relatively constant at approximately $34.1 million compared to the same period of 1995. Sales of the Company's OAS product line decreased approximately $2,200, or 62% precipitated by the Company's decision to phase-out this product line. However, this decrease was offset by strong growth in net sales of the Company's core product line resulting in an increase of approximately $2,200, or 7%, over net sales of such products during the comparable period of 1995.

Gross Profit

Gross profit in the first nine months of 1996 increased by $1,199 to 45% of sales, compared to 42% of sales for the comparable period in 1995. The increase in gross profit margin is attributable to a change in product mix resulting from the phase-out of the OAS product line, which had a significantly lower gross profit margin in 1995 due to an inventory provision. OAS net sales comprised 4% of total net sales for the nine months ended September 30, 1996, compared to 11% of net sales in the comparable period in 1995. The Company's core product lines contributed a 1% increase to Gross Profit.

Selling, General and Administrative Expenses

SG&A of $10,278 in the first nine months of 1996 decreased $470, or 4% from SG&A of $10,748 in the comparable period of 1995. The decrease is primarily attributable to a reduction in selling and marketing expense related to the OAS product line, partially offset by higher administrative expenses associated with the Company's expansion into the European market.

Research and Development

R&D expense of $2,150 in the first nine months of 1996 increased $557, or 35% over R&D expense of $1,593 in the comparable period of 1995, due to higher staff levels directly related to increased levels of activity in connection with the development of new products. The Company intends to continue to strengthen its core product line by continuing to introduce innovative products designed to better meet the needs of its customer base. There can be no assurance that the Company will develop such products in a cost-effective manner, on a timely basis, or at all.

Interest Expense

Interest expense in the first nine months of 1996 was $525 compared to $902, for the nine months ended September 30, 1995. The decrease of $377, or 42% is primarily attributable to a reduction in notes payable to Geotek which were contributed to equity in August 1995 in connection with the Company's acquisition of Bogen.

Taxes on Income

Income tax expense in the first nine months of 1996 was $589 compared to $1,178 for the comparable period in 1995. The decrease of $589 is due to a $599 decrease in foreign tax expense, offset by a $10 increase in U.S. tax expense.

Foreign taxes decreased due to a reduction in Speech Design's pre-tax income and a refund of 1995 taxes in the amount of $215.

Transaction Costs

During the third quarter of 1995 the Company recorded $1,493 in non-recurring transaction costs for legal and other professional services received in connection with the acquisition of Bogen and Speech Design. A portion of these costs, amounting to $740 are non-cash, related to the issuance of common stock and warrants to purchase common stock of the Company. The Company had no such expense in the comparable nine months of 1996.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1996 to the Company's financial and cash position as of December 31, 1995.

During the nine months ended September 30, 1996, the Company focused its efforts on long-term growth by strengthening profitable product lines while continuing the phase-out of the OAS product line. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $982 of operating capital. The Company's net income of $1,350 includes net non-cash charges of $88, which principally consisted of (i) depreciation and amortization of $992, (ii) a reduction of inventory reserves of $1,360 (of which $1,424 relates to the OAS product line, offset by an increase to the core product line of $64), (iii) minority interest of consolidated subsidiaries of $228, and (iv) a $218 increase in reserves for bad debt. Further, net changes in operational assets and liabilities used $456 of cash.

Net cash flows used in investing activities of $692 was used principally for the purchase of equipment and leasehold improvements.

Net cash flows used in financing activities include cash used to repay (i) related parties advances and notes of $352, (ii) notes payable of $216, (iii) net borrowings under revolving credit agreements of $275, and (iv) other items amounting to $3, for a net usage of $846.

As of September 30, 1996, the Company's total liabilities were $14,453, of which $12,857 was classified as current. Such indebtedness included loans from third parties and loans and advances from Geotek.

In August 1995, Bogen extended its $10 million senior credit agreement for a two year term, through August 1997. The line is secured by substantially all assets of Bogen and is guaranteed by Geotek. Advances to Bogen are made based on a percentage of accounts receivable and inventory. As of September 30, 1996, Bogen had borrowings of $2,342 and the unutilized credit line availability was $1,383. Also in August 1995, Bogen established a two year working capital line of credit with Geotek, in the aggregate amount of $2 million. At September 30, 1996 Bogen had no borrowings outstanding under the working capital line.

As of September 30, 1996, Speech Design had short term lines of credit and overdraft facilities of $4,534. Short term borrowings under such facilities amounted to $2,229. Speech Design's unutilized credit line availability at September 30, 1996, was $2,305.

In May 1996, the Company and Geotek entered into an agreement in principle to amend, effective as of January 1, 1996, the Stock Purchase Agreement dated as of April 6, 1995. As part of such agreement in principle, the initial $3,000 convertible note from the Company to Geotek will be restructured to a $500 note bearing interest as stated in the original note. The agreement in principle is more fully described in Footnote 5 to the accompanying financial statements.

The Company believes that it has adequate liquidity to finance its ongoing activities.

                                    EXHIBITS

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herein:

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                               (Registrant)

Date:    November 14, 1996                   By: /s/ Zvi Peled
                                                 -------------------
                                                 Name:  Zvi Peled
                                                 Title: President/CEO

Date:    November 14, 1996                   By: /s/ Yoav M. Cohen
                                                 ------------------------
                                                 Name:  Yoav M. Cohen
                                                 Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

27.1                Financial Data Schedule