Form 10-K
period 1996-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1997-03-31
CIK 908517

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
     (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to ___________

                         Commission file number 0-22046

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        38-3114641
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  50 Spring Street, Ramsey, New Jersey                             07446
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (201) 934-8500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)
                 Warrants to Purchase One Share of Common Stock
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

     As of March 27, 1997, 5,758,850 shares of the Registrant's Common Stock, par value $.001 per share were outstanding. The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on March 27, 1997, as reported on the American Stock Exchange, held by non-affiliates of the Registrant was approximately $5,685,505.

================================================================================

                                 Page 1 of 143
                    Exhibit Index Appears on Page 47 Hereof.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I
Item      1.  Business......................................................  1
Item      2.  Properties ................................................... 12
Item      3.  Legal Proceedings ............................................ 13
Item      4.  Submission of Matters to a Vote of Security Holders........... 13

PART II
Item      5.  Market Price for Registrant's Common Equity and
                  Related Stockholder Matters............................... 14
Item      6.  Selected Financial Data....................................... 16
Item      7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 17
Item      8.  Financial Statements and Supplementary Data................... 23
Item      9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................... 24

PART III
Item 10.      Directors and Executive Officers of the
                Registrant.................................................. 25
Item 11.      Executive Compensation........................................ 27
Item 12.      Security Ownership of Certain Beneficial
                Owners and Management....................................... 34
Item 13.      Certain Relationships and Related Transactions................ 36


PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.................................................... 36

                                     PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers; currency fluctuations; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1. BUSINESS

     Bogen Communications International, Inc., formerly European Gateway Acquisition Corp., (the "Registrant", and, together with its subsidiaries, the "Company"), develops, produces and sells sound processing equipment and telecommunications peripherals, through its subsidiaries, Bogen Corporation, a Delaware corporation ("Bogen"), and Speech Design GmbH, a German corporation ("Speech Design").

     Bogen focuses on commercial and engineered sound equipment and telecommunication peripherals for the voice and sound processing market. For over six decades, Bogen has been a leader in commercial amplifiers and intercom systems for background and foreground music applications, as well as for the security and educational industry, and, since 1991, has produced voice processing systems, including voice mail systems, message/music-on-hold systems, digital announcers, call distributors and automated attendants.

     Speech Design focuses on digital voice processing systems for the mid-sized Private Branch Exchange ("PABX") market, targeting the rapidly growing European voice processing market. With the launch, in late 1995, of its new product family called "Memo", Speech Design has added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems. The initial market reception for Memo has been positive and approximately 1,500 systems were shipped in 1996.

     Bogen's products are sold primarily through a network of distributors, dealers and contractors. Speech Design sells directly, through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany.

     Suppliers and subcontractors, located primarily in the Republic of South Korea, as well as Taiwan, Israel, Germany, and the United States, produce sub-assemblies and finished products for the Company.

     The Company is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

Company History

     The Registrant was formed on May 6, 1993 as a Specified Purpose Acquisition Company ("SPAC") with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria. On October 13, 1993, the Registrant consummated an initial public offering (the "IPO")of 1,550,000 units, which resulted in $8,120,000 in net proceeds to the Registrant. Each unit consisted of one share of the Registrant's common stock, $.001 par value per share ("Common Stock"), and two warrants (the "Warrants"), each entitling the holder thereof to purchase one share of Common Stock for $5.50 per share (the "Units"). As of the date hereof, there are 5,758,850 shares of Common Stock and 3,660,000 Warrants outstanding.

     Until April 6, 1995, the Registrant did not engage in any substantive commercial business other than evaluating prospective companies for acquisition. On such date, the Registrant entered into an agreement (as amended, the "Stock Purchase Agreement") with Geotek Communications, Inc. ("Geotek"), to acquire controlling interests in two communications products companies then held by Geotek (the "Business Combination").

     Pursuant to the Stock Purchase Agreement, on August 21, 1995, the Registrant acquired from Geotek approximately 67% of the outstanding capital stock of Speech Design GmbH and approximately 99% of the outstanding capital stock of Bogen Corporation. As consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) 200,000 Warrants; (iii) $7,000,000; and (iv) a convertible promissory note in the principal amount of $3,000,000 due in February, 1997. Furthermore, depending on whether Speech Design and Bogen in the aggregate achieve or fail to achieve certain earnings goals during the period from July 1, 1995 to June 30, 1997, the Company may be obligated to make an additional payment to Geotek of up to $11 million in cash or Common Stock or Geotek may be obligated to make a payment to the Company of up to $2.5 million in cash (or at Geotek's option, a ten-year, 4% loan in the principal amount of up to $5 million). Based on management's review of the earnout calculation, the anticipated contingent consideration payment, if any, will not have a material effect on the Company's financial position and operating results. Geotek also acquired the right to receive 70% of any cash proceeds received by the Company upon exercise of the 3,660,000 Warrants outstanding if exercised by June 30, 1997. As a result of the Business Combination, Geotek acquired an approximately 64% controlling interest in the Company.

     In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500,000 non-convertible promissory note due July 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000,000 to $13,500,000 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company $3,000,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise.

Bogen

     Bogen develops, assembles and distributes sound processing equipment and telecommunication peripherals through its wholly owned subsidiary, Bogen
Communications, Inc. ("BCI"). Since its founding in 1932, Bogen has been involved in the commercial sound industry, concentrating its efforts on the development and sale of equipment for commercial, industrial, professional and institutional markets and applications.

     Traditionally, Bogen's core products (which are sold through the Engineered Systems and Commercial Sound product lines) include: commercial audio amplifiers and related sound and intercom systems equipment for professional, industrial and commercial system applications, including background and foreground music applications, intercommunications and administrative communications systems for the security and educational industry, and telephone paging.

     During 1991, Bogen introduced its first product in a line of telecommunications peripherals, the Telco product line. The first product in this line was the MMT, a digital announcer with automatic microprocessor controlled tape download for "on-hold" applications. During 1992, Bogen introduced various products in the digital telephone peripherals area, including the Automated Attendant and the Digital Announcer. These products are used in message/music on-hold and voice mail systems.

     During 1993, Bogen began marketing to the retail and end-user markets a new product line, resulting in the Company's Office Automated Systems ("OAS"). In December 1995, the Company's management decided to phase-out the OAS product line and to concentrate on its traditional commercial and institutional customer base. See also "Product Lines - OAS".

     Product Lines

     Telco

     Bogen's Telco products consist of telephone paging systems and equipment, digital message/music-on-hold players, one port voice mail systems and digital telecommunication peripherals such as auto-attendants, digital announcers, call buffers and others. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience. Management believes that the Company's latest Telco product, MiniMail, introduced in late 1996, is well positioned as the most economical yet full featured voice mail system available today. MiniMail delivers many of the features typically associated with high-end voice mail systems, yet is priced competitively enough to appeal to owners of small telephone systems. MiniMail is compatible with all leading PABX and key and hybrid key telephone systems.

     Bogen Telco net sales were  $13,122,000,  $12,169,000,  and $11,065,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Speech Design also has a Telco line of products, see "Speech Design - Product Line". The Company's combined Telco net sales through Bogen and Speech Design amounted to $28,720,000, $26,010,000 and $19,242,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Telco net sales through Bogen provided 28.4%, 27.3%, and 24.1% of the Company's net sales for these respective years. Combined Telco sales provided 62.1%, 58.4%, and 41.9% of the Company's net sales for these respective years.

     Commercial Sound

     Bogen's Commercial Sound product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices. This line's newest product, the PROMATRIX amplifier, which was introduced to the market in the third quarter 1996, incorporates three independent amplifier channels in a single package. The Company believes that the product's user interface sets new standards in ease of use and provides customers with superior control over sophisticated background music and paging applications. The PROMATRIX is a one-box solution for installations that usually require a rack full of costly equipment.

     Commercial Sound net sales for the years ended December 31, 1996, 1995 and 1994 were $9,315,000, $8,436,000, and $8,749,000, respectively. Commercial Sound provided 20.1%, 19.0%, and 19.1% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

     Engineered Systems

     Bogen's Engineered Systems product line features custom designed intercom/paging systems that are sold to contractors for installation in schools. Introduced in late 1996, this line's newest product, MULTICOM-DCS(TM) (Digital Communication System), provides system users with high quality control speaker and telephony functions through a single user interphase. MULTICOM-DCS(TM) provides full integration of the Company's MULTICOM paging technology with COMDIAL PABX systems.

     Engineered Systems net sales for the years ended December 31, 1996, 1995 and 1994 were $6,682,000, $5,629,000, and $5,679,000, respectively. Engineered
Systems net sales amounted to 14.4%, 12.6%, and 12.4% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

     Office Automated Systems

     The OAS line was designed for the small office/home office environment. FRIDAY Home Office Receptionist, an all-digital office communications manager, was Bogen's leading product in this category and was intended to serve as a hub for phone messages, faxes and links to pagers and cellular phones. The OAS product line targeted the retail and end-user marketplace in contrast to the commercial and institutional focus for Bogen's other product lines.

     For the years ended December 31, 1996, 1995 and 1994, OAS net sales amounted to $1,552,000, $4,444,000, and $12,252,000, respectively. OAS net sales were 3.4%, 10.0%, and 26.7% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

     Due to intense competition from (i) central voice mail services offered by local telephone companies and answering service companies and (ii) products which benefited from better brand recognition in the marketplace and which were frequently offered at lower retail prices than the Company's products, in December 1995, the Company's management decided to phase out Bogen's entire OAS product line and to concentrate on its traditional commercial and institutional customer base.

     Sales and Marketing

     Telco

     Bogen distributes its Telco products to approximately 12 distributors who operate more than approximately 200 telecommunications distribution centers. These distributors sell to hundreds of telecommunications installers or interconnects across North America. The major distributors are Graybar Electric Co., Inc. ("Graybar"), Alltel Corp. and Sprint/North Supply. In addition to its distribution network, Bogen has a relationship with approximately 25 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply AT&T with AT&T-branded on-hold systems.

     Bogen markets its Telco products through a group of independent manufacturer's representatives comprised of organizations with approximately 40 salespeople who sell Bogen's Telco and other complementary products to distributors and interconnects in their territory on an exclusive basis. These representatives are supported by a 4-person Bogen sales and support staff.

     Commercial Sound and Engineered Systems

     Bogen distributes its Commercial Sound products through a network of approximately 2,000 distributors, dealers and contractors, often as complete systems designed to satisfy an end-user's specific sound and communications needs. In addition, a network of approximately 200 major contractors market Bogen's school intercom systems on a territory-exclusive basis.

     Bogen's Commercial Sound products are stocked by virtually every major sound master distributor, industrial equipment distributor, and commercial security products distributor in North America.

     Bogen's Commercial Sound and Engineered Systems products are marketed generally through a field sales organization and several independent manufacturers representatives under the direction of Bogen's internal sales force. Both the field sales group and the representatives are responsible for assigned territories. The field sales personnel receive a salary and bonus based on performance and the representatives are compensated on a commission basis. Sales agreements are maintained with all of Bogen's independent sales representatives and engineered systems contractors. The sales representative agreements typically permit the sale of Bogen products by the representative in a specific territory assigned to one or more sales representatives. Similarly, the engineered systems contractor agreements typically allow the contractor to purchase and install specific product lines in a designated territory.

     The principal users of these products are industrial, professional and commercial concerns and institutions such as schools, nursing homes and correctional facilities. Bogen management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

     OAS

     Bogen sold its OAS products to nearly 2,000 retail outlets, distributors and catalogers in North America, including major consumer electronic retailers. Bogen marketed its OAS products through independent manufacturer's representatives who sold Bogen's OAS and other complementary products to distributors and retailers in their territory on an exclusive basis.

     Sales Outside the U.S.

     Although Bogen's sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative that has its headquarters in Ontario and branch offices throughout Canada. Export sales to Europe are handled through the Company's subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas).

     Operations

     All components and materials used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent Taiwan, Israel and the United States. These suppliers and sub-contractors either produce sub-assemblies for use in the final assembly of a finished product or produce the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications. There can be no assurances that disruptions in supplies will not occur from time to time, or that any such disruptions will not have a material adverse effect on the Company.

     Patents and Trademarks

     "Bogen" is a trademark of the Company which is registered in the United States and in certain foreign countries throughout the world. This trademark expires in the United States in March 2000. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000(TM)." This trademark is utilized in connection with Engineered Systems and expires in July 2001. In addition, during 1996, Bogen obtained a U.S. trademark for the tradename "Speech Design", which will expire on December 31, 2006 and which can be renewed at that time for an additional ten years.

     Research and Development

     Bogen's in-house engineering department is responsible for research and development, production engineering and sales engineering. In 1997, the R&D Department will focus on new innovative solutions for the Telco paging market by developing a unified messaging system incorporating paging, voice messaging and wireless peripherals into one integrated product. There can be no assurance however, that Bogen will be able to develop such system, nor can there be any assurance that it will be able to compete with similar products offered by other manufacturers. Research and development expenditures for the years ended December 31, 1996, 1995 and 1994 were $1,865,000, $1,415,000, and $1,463,000, respectively.

     Competition and Major Customers

     Bogen's competition varies from market to market and product to product. In areas in which it faces competition, Bogen competes on the basis of several different factors, including name recognition, price, innovation and product quality. However, such factors vary in relative importance depending on the markets and products involved. Bogen's management has concentrated on markets in which it believes that Bogen can obtain at least a 10% market share, be one of the top two or three suppliers or which have substantial growth potential. Bogen's key strength continues to be its distribution channels and name recognition, especially in the school, background/foreground, and security markets.

     Bogen's Telco products compete in the voice processing and voice paging niches of the Telco market.

     In the voice processing market, Bogen's competitors are relatively small companies that offer basic voice mail systems up to four ports. Competition also comes from the many telephone system manufacturers which offer small voice mail systems as options to their telephone equipment. The Message-On-Hold voice processing market provides Bogen with three small but tough competitors, NelTech Labs, Premier, Inc., and Mackenzie Labs.

     In the voice paging market, Bogen's main competitor is Valcom, Inc., a company which has been established in this market for several decades. Other competition comes from several other U.S. companies which have been losing market share over the past few years, and from several companies attempting to enter the market. Bogen has increased its share in the voice paging market from 18% to 33% in recent years.

     The Commercial Sound customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market. Bogen's principal competitor is TOA Electronics, a Japanese Company ("TOA"), and University Sound, a U.S. based manufacturer ("University"). Bogen also competes with comparatively small manufacturers that rely mainly on established account relationships. Bogen concentrates on customer needs to design, manufacture and market tailored packaged solutions for each particular vertical market. Bogen focuses on durability and reliability as opposed to state-of-the-art performance in its product design and positioning.

     Bogen's  Commercial  Sound  competition can be divided into two categories:
General Line/Master Distributor competitors, and competitors at the Sound and Systems Contractor level.

     In the distributor channel, Bogen faces full line competitors such as Paso, Inc., University, Speco, Inc. and others, as well as specialized competitors such as Atlas Soundolier, Inc., Quam Nichols, Inc., Lowell, Inc., Shure Brothers, Inc., and CTI/Astatic who market and sell products such as microphones, speakers, horns and other non-amplifier items. Bogen garners greater than 50% market share versus all of these competitors selling to the distributor channel.

     At the contractor level, Bogen faces competition from many sources, a number of them overseas companies. Bogen's principal competitor at the contractor level is TOA, comprising approximately 10% of the U.S. market, which invests considerable effort in developing sound systems. Bogen competes with a number of other amplifier manufacturers such as QSC Electronics, none of which has secured more than approximately 10% of the market. There are a number of comparatively small manufacturers Bogen competes with, whose sales and market share depend upon established reputation for quality and support and solid relationships with their account base.

     The Engineered System customer market is a highly specialized market characterized by low unit volume and high dollar sales. Bogen's principal competition comes from Rauland Borg Corp., the market leader in this area, and Dukane Corporation, which, like Bogen, have been in the market for several years and have well established name recognition and distribution channels. Rauland Borg Corp. is currently the acknowledged market leader.

     The OAS market is characterized by intense competition from central voice mail services offered by local telephone companies and answering service companies and other competitors with greater brand recognition in the marketplace whose products are frequently offered at lower retail prices than the Company's products. Accordingly, in late 1995, the Company's management decided to phase out Bogen's entire OAS product line.

     Graybar, Bogen's largest customer, accounted for more than 10% of the Company's gross sales. The loss of Graybar as a customer is likely to have a material adverse effect on the Company.

     Backlog of Orders

    As of December 31, 1996, Bogen had a backlog of firm orders of approximately $425,000, all of which it expects to fill within 1997. As of December 31, 1995, Bogen had a backlog of firm orders of approximately $1,090,000.

Speech Design

     Speech Design, located in Munich, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies. Speech Design products include voice mail systems, automated attendants, digital announcers and message/music-on-hold systems. Until 1992, Speech Design was engaged primarily in selling peripheral equipment for cellular telephones utilized in connection with an analog network. With the advent of the European GSM digital standard and the related decline in prices of ancillary subscriber equipment, Speech Design's management decided to refocus its activities from the cellular market to the telephone peripherals market.

     In late 1995, Speech Design launched a new product family called "Memo", which consists of stand-alone non-PC based voice mail peripherals for small-to-medium PABXs. The high-end Memo-CDA model includes a CD based music and information on hold system. Memo offers full integration with most of the popular PABX models on the European market. Management expects Memo to contribute significantly to Speech Design's strategic goal of becoming a market leader in the rapidly growing European voice processing market. Memo has been well-accepted in the marketplace and approximately 1,500 systems were shipped in 1996, contributing approximately 23% to Speech Design's 1996 net sales.

     In 1994, Speech Design launched a major program to establish an international market presence. Speech Design signed distribution contracts with partners in ten European countries and gained national Post, Telegraph and Telephone ("PTT") approval in most major markets. The Company believes that such approval constitutes a major market entry barrier to non-European and small European companies. Also on July 1, 1994, Speech Design acquired a 67% interest in Satelco AG, a Swiss company, which is a marketer of telephone peripherals and a distributor of Speech Design's and Bogen's products. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. With a staff of four, the UK branch has had some initial sales. In the last quarter of 1996, Speech Design signed a distribution agreement with GEC, partially owned Siemens subsidiary, the second largest distributor in the UK. Sales outside of Germany increased from 11% of total sales in 1994 to 20% in 1995 to 24% in 1996 and are expected to reach 40% of total sales within the next 3 years. There can be no assurance, however, that Speech Design will achieve such goal and that Speech Design's growth outside of

Germany will continue.

     In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel. It has begun to assume the production of certain product lines from Speech Design Germany, resulting in reduced manufacturing cost and tax levels. The Israeli facility has been granted a 10-year tax exemption, effective January 1, 1997.

     Product Line

     Speech Design's products are in the Telco line of products and include voice mail, automated attendants, digital announcers and message/music-on-hold systems. Telco net sales provided by Speech Design were $15,598,000, $13,841,000, and $8,177,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Speech Design Telco sales amounted to 33.7%, 31.1% and 17.8% of the Company's net sales for these years.

     Sales and Marketing

     The general market for Speech Design's products is the under-developed, but rapidly growing, European voice processing market for commercial and industrial end users. According to the Company's estimates, the current penetration of such applications as voice mail in Europe is less than 1% of the installed telephone system PABX base and less than 5% of new PABX shipments (as compared to between 20%-40% in the U.S.A.). PABXs are multiple-line business telephone systems which are installed at end users' businesses to facilitate internal and external communications. The PABX is an alternative to providing each employee in a company with his or her own direct line.

     Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 20-200 employees. The major manufacturers integrate Speech Design products with their PABXs for sale to the end-user as part of a new system. The increased visibility of Speech Design's products had led to more Speech Design peripherals being sold to owners of previously installed PABXs.

     Speech Design attempts to differentiate itself both from high-end suppliers of large customized systems and suppliers of semi-professional, price-sensitive solutions for the small company sector by providing standard, high-quality, affordable and easy-to-use products for the small to mid-size PABX.

     Speech Design sells its products through resellers. In Germany, Speech Design's main customers are sales organizations of leading PABX manufacturers and major independent dealers. In other European countries, Speech Design has exclusive agreements with national distributors, which in Switzerland and the UK are Speech Design subsidiaries, which market to the reseller base in their respective territories. In the United States, Bogen is the exclusive distributor of Speech Design products.

     Germany

     In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Alcatel, Siemens, Philips, Bosch Telecom and DeTeWe. Over 75% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). The loss of any one of these customers is likely to have a material adverse effect on the Company.

Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of the companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people. Speech Design's own sales and technical team of 15 individuals supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency.

     Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a major market entry barrier to potential competitors.

     Outside of Germany

     Speech Design utilizes exclusive national distributors in all major European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, The United Kingdom, Sweden and Switzerland). These distributors, other than Satelco AG, in which Speech Design holds approximately 67% of the equity, and Speech Design's U.K. subsidiary, are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of PABXs. In the United States, Bogen is the designated distributor. In order to achieve the Company's planned rate of growth in export sales, Speech Design has employed some of the marketing methods used in Germany to its other markets. There can be no assurance, however, that such methods will prove successful in achieving further growth in these markets.

     Operations

     Speech Design manufactures its products in cooperation with a network of German subcontractors and an Israeli subcontractor that was retained in 1995. Speech Design purchases all mechanical and electronic components for its products and ships them for board-level assembly work by its subcontractors. Speech Design's own manufacturing group assembles finished products from pre-tested modules and performs final quality tests. In mid-1996, Speech Design (Israel) Ltd. assumed the production of certain product lines.

     Speech Design maintains a computerized order processing and warehouse system and a level of product availability that generally enables it to deliver products in Germany an average of three days after receipt of an order and within two weeks after receipt of an order for other countries.

     Patents and Trademarks

     "Speech Design" is a registered trademark in Germany and the U.S. Several of Speech Design's products also have registered trademarks.

     Research and Development

     Speech Design's engineering group is responsible for the development, production engineering and sales engineering of all Speech Design products. Research and development expenditures for the years ended December 31, 1996, 1995 and 1994 were $1,027,000, $892,000, and $536,000, respectively.

     Competition

     In Germany, Speech Design is the acknowledged market leader in the small to mid-size PABX peripherals, with an estimated market share of 60%. Speech

Design's main competitor in Germany is Beyer KG, a provider of telephone peripherals primarily at the low-end of the Speech Design product range (simple music-on-hold units and announcers). Speech Design's management believes that its new Memo family of voice mail and related products will increase its competitive advantage in Germany.

     There is no single dominating company in the European market for small to mid- size PABX peripherals. With the exception of Octel, Northern Telecom, AT&T and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design's competition comes from a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused on their national markets and generally cannot afford to be global players due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country. Some of Speech Design's competitors include Beyer KG (Germany) and Vox S.A. (France); the only company offering a non-PC-based solution similar to Speech Design's is VOX S.A.of France.

     Management believes that the combination of Speech Design's mid-size PABX focus, broad and unique product range and Europe-wide distribution presence may enable Speech Design to become a leading provider of telephone peripherals in many European countries. There can be no assurance, however, that such results will occur or that the Memo family of voice mail and related products will increase Speech Design's competitive advantage in Germany, because this industry is highly sensitive to general economic conditions and is characterized by rapid technological change. Speech Design's ability to compete successfully may depend in substantial measure on its ability to develop or acquire new or improved equipment, techniques and products and/or to modify and upgrade its existing equipment, techniques and products, none of which can be assured.

Backlog of Orders

     As of December 31, 1996, Speech Design had a backlog of firm orders of approximately $496,000, all of which it expects to fill in 1997. As of December 31, 1995, Speech Design had a backlog of firm orders of approximately $918,000.

Strategy for Growth and Expansion

     Bogen's goal is to increase its market share in each niche market in which it is operating. For the 1997 fiscal year, Bogen restructured its organization into three separate Business Units (each a "BU"). The Commercial Sound BU, the Telco Messaging BU and the School Systems BU with each BU assuming its own profit and loss responsibility. Management believes that such structure will enable Bogen to focus on each of the business segments. Bogen plans to achieve growth through internal innovation and possible acquisitions.

     Speech Design management believes that the growing demand for mid-size voice mail in the rest of Western Europe will create opportunities for Speech Design to export its product outside of Germany. Speech Design will focus its efforts on duplicating its success in Germany into other West European countries along with developing the Memo family to fit larger PBXs. There can be no assurance, however, that it will be able to duplicate its success outside of Germany or expand Memo's potential customer base.

Government Regulations and Industry Certifications

     The federal government regulates domestic telecommunications equipment and related industries. The federal agency vested with primary jurisdiction over the telecommunication industry is the Federal Communications Commission (the "FCC"). Many telephone peripheral industries, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy.

     The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen's products require certification by the FCC. In addition, many of Bogen's products also require the approval of the Underwriter's Laboratory. All such required certifications and/or approvals have been obtained. As a result of modifications and improvements to Bogen's products, Bogen will be obligated to seek new certifications and/or approvals where there is a degradation in the radio frequency emissions. Failure to obtain such certifications and/or approvals may preclude Bogen from selling its products in the U.S. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

     To successfully access the Canadian market, Bogen must obtain Underwriters Laboratory Canada and Canadian Standards Association approvals for all AC powered products.

     All  Speech   Design   products   have  been   adopted  to  the   technical
(PTT-approvals) and commercial sound requirements of West European markets.

     In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. This certification is becoming an increasingly important international "Quality Mark" and competitive advantage. In 1996, the Quality Mark was extended to include Speech Design's Israel and U.K. subsidiaries.

Employees

     As of December 31, 1996, the Company had approximately 173 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. Twenty of Bogen's employees are subject to collective bargaining agreements, which expire in mid-1997. The Company considers its relationship with its employees to be good.

Item 2. PROPERTIES

     The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey. Bogen also maintains its principal warehouse and executive offices at that location which is subleased from an unaffiliated third party. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and expires on December 31, 2000. Annual base rental payments over the remainder of the lease are approximately $670,000, plus taxes and other expenses.

     Bogen also maintains inventory in the State of Washington at a warehouse managed by one of Bogen's independent sales representatives.

     Speech Design leases its facilities in Munich, Germany under leases expiring in 2005 and 1999. Speech Design also has subsidiaries which have leases in Israel, the UK and Switzerland. Speech Design and subsidiaries' aggregate annual rental payments are approximately $458,000.

     Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet current needs.

Item 3. LEGAL PROCEEDINGS

     The Company is not aware of any material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Stockholders of the Registrant was held on December 13, 1996 for the purpose of (i) electing three Class 1 Directors to serve until the 1998 Annual Meeting of Stockholders, (ii) adopting the Company's 1996 Incentive Stock Option Plan, and (iii) ratifying the selection of Coopers & Lybrand, LLP as the Company's auditors.

     Set forth below are the names of the class 1 directors whose term of office continued after the annual meeting:

                               For            Against         Abstain
                               ---            -------         -------
Dr. Leonard Lodish          3,976,634           -0-             -0-
Michael McCoy               3,976,634           -0-             -0-
David Jan Mitchell          3,976,634           -0-             -0-

     Set forth below is the tabulation of the votes cast with reference to the adoption of the Company's 1996 Incentive Stock Option Plan:

                               For            Against         Abstain
                               ---            -------         -------
                            4,046,335           -0-             -0-

     Set forth below is the tabulation of the votes cast with reference to the ratification of the selection of Coopers & Lybrand, LLP as the Company's auditors.

                               For            Against         Abstain
                               ---            -------         -------
                            3,921,385         131,250          1,000

                                     PART II

Item 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant's Common Stock and Warrants currently trade on the American Stock Exchange under the symbols "BGN" and "BGNW," respectively. Between October 7, 1993 and August 21, 1995, the Registrant's Common Stock, Warrants and Units were quoted on the OTC Bulletin Board under the symbols EGAQ, EGAQW and EGAQU, respectively. The Units were traded on the American Stock Exchange under the symbol "BGNE" from August 21, 1995 until they were de-registered in December 1996.

     The following table sets forth the range of high and low bid prices for the Common Stock, Warrants and Units for each of the fiscal quarters during the period from January 1, 1995 through December 31, 1996, as reported by the OTC Bulletin Board. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions. Subsequent to August 21, 1995, the quotes represent the high and low sales prices on the American Stock Exchange for BGN and BGNW and BGNE (from August 21, 1995 until the Units were de-registered in December 1996).

                       January 1, 1995 to March 31, 1995

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 5 1/4                               4 3/8
Warrants                     1 1/16                                1/8
Units                        6                                   5 1/2

                       April 1, 1995 to June 30, 1995

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 5 3/16                               4 7/8
Warrants                       15/16                                1/2
Units                        7                                    6

                       July 1, 1995 to September 30, 1995*

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 5 1/2                               5
Warrants                       7/8                                 5/8
Units                        7 1/4                               5 3/4

                       October 1, 1995 to December 31, 1995

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 6                                   2 15/16
Warrants                     1 3/16                                1/4
Units                        6 3/4                               4 1/2

                       January 1, 1996 to March 31, 1996

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 4 1/2                               2 7/8
Warrants                     1                                     3/8
Units                        4                                   4

                       April 1, 1996 to June 30, 1996

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 4 13/16                             3 1/8
Warrants                     1 3/16                                7/16
Units                        5 7/8                               3 3/4

                       July 1, 1996 to September 30, 1996

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 5                                   3 3/4
Warrants                     1 3/16                                9/16
Units                        4 3/4                               4 1/4

                       October 1, 1996 to December 31, 1996

Security                     High ($)                            Low ($)
--------                     --------                            -------
Common Stock                 4 1/4                               2 15/16
Warrants                       15/16                               1/2
Units                        5 7/8                               3 1/2


     *Securities were exchanged on August 21, 1995, the date of the Business Combination.

     The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations. In addition, Bogen's $7 million line of credit with Summit Bank, obtained the first quarter of 1997, prohibits Bogen from declaring or paying any dividends on its capital stock. The Registrant does not anticipate paying any dividends on the Common Stock in the foreseeable future and intends to retain any earnings for possible future expansion of the Company's business.

     As of March 1, 1997, there were 25 record holders of the Common Stock.

Item 6. SELECTED FINANCIAL DATA

     For accounting purposes, the Business Combination was treated as a joint acquisition of the Company by Bogen and Speech Design, companies that were under the common control of Geotek. The transaction is considered a reverse acquisition ("Reverse Acquisition") with Geotek as the acquiror for accounting purposes. The selected financial data of the Company presented below reflect the combination of Bogen and Speech Design in a manner similar to a pooling-of-interests. Accordingly, the selected financial data of the Company presented below reflects the operations of Bogen which was acquired by Geotek in 1991, and Speech Design which was acquired by Geotek in 1993.

     In 1994, Speech Design acquired a 67% interest in Satelco AG, and its financial statements are consolidated with the Company's financial statements in accordance with pooling-of-interests.

    The following table summarizes certain selected consolidated financial information for the Company and should be read in conjunction with the more detailed consolidated financial statements and the notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                      (In thousands, except per share data)
------------------------------------------------------------------------------
For the Year
Ended December 31,        1996      1995        1994        1993      1992(1)
------------------------------------------------------------------------------

Net Sales              $ 46,269   $ 44,518    $ 45,922    $ 30,072    $ 19,501
Net income (loss)      $  2,008   $ (4,543)   $   (355)   $    (37)   $   (214)
Net income (loss)
  per common share     $   0.35   $  (1.37)   $  (0.18)   $  (0.04)   $   --

------------------------------------------------------------------------------
As of December 31,         1996       1995        1994        1993        1992
------------------------------------------------------------------------------

Total Assets(2)        $ 31,386   $ 31,304    $ 32,866    $ 14,420    $  9,437
Long-term debt (net
  of current
  maturities)          $    370   $  3,458    $  5,039    $  5,570    $  5,809


(1) The net loss per common share for 1992 is not presented, because the Common Stock was not issued until 1993. Accordingly, such calculations prior to 1993 are not meaningful.

(2) Refer to footnote 1G in the consolidated financial statements for a discussion of the "Push-Down" of goodwill to Bogen.

     The Company did not pay a cash dividend on the Common Stock during any period indicated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The financial statements and the following discussion include Bogen, the Company's 99% owned subsidiary, and Speech Design, its 67% owned subsidiary, as well as the subsidiaries of Speech Design, which are Satelco, Speech Design (Israel) Ltd. and Speech Design (UK) Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS 1996 COMPARED TO 1995

NET SALES

     Net sales of $46,269,000 for 1996 increased 4% from net sales of $44,518,000 for 1995. The increase in net sales is principally due to an increase in net sales across all product lines (other than OAS, which was phased out in 1995) as a result of the introduction of new products, increased sales volume of the Company's products to existing and new customers, and an increase in the sales price for most of the Company's domestic products, and was partially offset by a decline in OAS sales.

     Telco net sales in 1996 amounted to $28,720,000 compared to $26,010,000 in 1995, an increase of $2,710,000 or 10%. Domestic Telco sales increased $953,000 in 1996 or 8% over comparable sales in 1995. Foreign Telco sales increased $1,757,000 in 1996 or 13% over comparable sales in 1995. The increase in both markets is attributable to the release of new products as well as increased volume to existing and new customers.

     Net sales of Commercial Sound products amounted to $9,315,000 in 1996, increased $879,000, or 10%, from net sales of $8,436,000 of such products in 1995. The increase of $879,000 is a result of an increase in the number of units sold due to growth in the consumer sales market and a three percent sales price increase implemented during the first quarter of 1996.

     The Engineered System line of products also had an increase in net sales for the year ended 1996 as compared to 1995. Net sales of the Engineered System line increased $1,053,000 or 19% from $5,629,000 in 1995 to $6,682,000 in 1996.
This increase of $1,053,000 is attributed to the introduction of the MULTICOM-DCS(TM).

    Net sales for the OAS product line for 1996 were $1,552,000, a decrease of $2,892,000 from sales of $4,444,000 for 1995. The decrease in 1996 as compared to 1995 is primarily related to the phase-out of this product line. See "-Phase-Out of OAS Product Line."

     All of the Company's product lines are distributed domestically through Bogen. Telco products are distributed in both domestic and overseas markets. Overseas distributions are made through Speech Design.

GROSS PROFIT

    The Company's gross profit in 1996 was $21,265,000, or approximately 46% of sales, an increase of $4,085,000, compared to $17,180,000, or approximately 39% of sales, in 1995.

     The increase is mainly due to the following: (i)charges of $2.2 million in 1995 to reduce certain inventory to market value; (ii)an increase in 1996 in the sales price of most of the Company's domestic products; (iii) a reduction in the cost of direct materials due to successful renegotiation with suppliers.

     Gross profit as a percentage of sales for all the Company's product lines excluding OAS, amounted to 46% in 1996 and 44% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") decreased in absolute dollars and as a percentage of sales in 1996 as compared to 1995. SG&A was $14,360,000 or about 31% of sales in 1996 compared to $15,067,000 or 34% of sales in 1995. This decrease of $707,000 is due to the decrease in selling costs relating to OAS sales, which, in 1995, included an intense marketing effort. This decrease was partially offset by an increase in administrative expenses primarily due to additional administrative expenses at Speech Design in connection with its expansion into Europe.

RESEARCH AND DEVELOPMENT

     Research and Development expense ("R&D") was $2,892,000 or 6% of sales in 1996, compared to $2,307,000, or 5% of sales in 1995. This represents a $585,000 increase from 1995. The Company's R&D programs are designed to efficiently introduce innovative products in a timely manner and support the Company's planned growth. The Company anticipates introducing additional products to the Telco and Engineered System product lines. There can be no assurance, however, that the Company will be able to successfully introduce additional products. The inability to introduce such additional products may have a material adverse effect on the Company.

AMORTIZATION OF INTANGIBLES

     Amortization expense increased less than 1%, or $2,000 to $445,000 in 1996 from $443,000 in 1995. The increase is mainly a result of amortization relating to Speech Design's 1996 purchase of intangible assets.

INCOME (LOSS) FROM OPERATIONS

     Operating income in 1996 amounted to $3,568,000, a $4,205,000 increase from operating losses of $637,000 in 1995. The increase is due to a $1,751,000 increase in net sales; a 7% increase in gross profit margin percentage; and a 1% decrease in operating expenses.

INTEREST EXPENSE

     Interest expense, including interest expense payable to related parties, was $668,000 in 1996, a decrease of $538,000, as compared to $1,206,000 in 1995.
This decrease was attributable to (i) a reduction in notes payable to Geotek in August 1995 in connection with the Company's acquisition of Bogen, and (ii) the reduction and restructuring of the $3,000,000 Geotek note in 1996.

TAXES ON INCOME

     The Company incurred approximately $555,000 in taxes, a $707,000 decrease from 1995. The decrease is due to more efficient tax planning at Speech Design which resulted in a 14% decrease in the effective tax rate at Speech Design, as well as a $214,000 refund of taxes paid in 1995.

NET INCOME(LOSS)

     After deducting its minority interest in the earnings of its subsidiaries of $337,000, the Company's net income for 1996 increased by $6,551,000 to $2,008,000 in 1996 as compared to losses of $4,543,000 in 1995. The $6,551,000 increase is due to the following: (i) a $1,491,000 decrease in acquisition costs; (ii) a $4,205,000 increase in income from operations; (iii) a $538,000 decrease in interest expense; and (iv) a $707,000 reduction in income taxes, and was partially offset by a $237,000 reduction in other income.

EARNINGS PER SHARE

     Primary earnings per common share for the year ended December 31, 1996 were $0.35 compared to $(1.37) for the year ended December 31, 1995. The weighted average number of shares outstanding in the calculation for primary earnings per share was 5,759,075 in 1996 as compared to 3,311,668 in 1995.

PHASE-OUT OF OAS PRODUCT LINE

     Effective December 31, 1995 the Company's management decided to phase-out the OAS product line. This decision was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefited from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate.

     Net OAS sales of $1,552,000 in 1996 decreased $2,892,000 from $4,444,000 of sales in 1995. Gross profit (deficit) of OAS products of $630,000 in 1996 increased by $1,118,000 from a gross deficit of $(488,000) in 1995. Net income
(loss) from the OAS product line increased by $4,786,000 to $272,000 in 1996 from a net loss of $(4,514,000) in 1995.

RESULTS OF OPERATIONS 1995 COMPARED TO 1994

NET SALES

     Net sales of $44,518,000 for 1995 decreased 3% from net sales of $45,922,000 for 1994. The decrease in net sales is principally due to poor sales in the Company's OAS product line, and to a lesser extent, due to poor sales in the Commercial Sound and Engineered Systems product lines and was partially offset by increased sales in the Telco product line.

     Telco net sales in 1995 amounted to $26,010,000 compared to $19,242,000 in 1994, an increase in 1995 as compared to 1994 of $6,768,000 or 35%. Domestic Telco sales increased $1,105,000 in 1995 or 10% over comparable sales in 1994. Foreign Telco sales increased $5,664,000 in 1995 or 69% over comparable sales in 1994. The increase in both markets is attributable to the release of new products as well as increased volume to existing and new customers.

    Net sales of Commercial Sound products amounting to $8,436,000 in 1995, decreased $313,000, or 4%, from net sales of $8,749,000 of such products in 1994.

     Net sales of the Engineered System line decreased $50,000 or 1% from $5,679,000 in 1994 to $5,629,000 in 1995.

     Net sales for the OAS product line for 1995 were $4,444,000, a decrease of $7,808,000 from sales of $12,252,000 for 1994. The decrease in 1995 as compared to 1994 is primarily related to a one-time sale to AT&T during 1994 of approximately $5,300,000. See "-Phase-Out of OAS Product Line."

     All of the Company's product lines are distributed domestically through Bogen. Telco products are distributed in both domestic and overseas markets. Overseas distributions are made through Speech Design.

GROSS PROFIT

     Gross profit was $17,180,000 in 1995, or 39% of sales compared to $16,183,000, or 35% of sales in 1994. The increase is mainly due to a change in product mix, see "-Net Sales," and was partially offset by the write-off of certain inventories, the majority of which related to the OAS product line.

     Sales from the Telco product line, which has the highest gross profit of all of the Company's product lines, amounted to 58% of total sales in 1995 as compared to 42% of total sales in 1994. However, the Telco product line's positive contribution to gross profit was offset by a significantly lower gross margin on OAS products, which resulted primarily from a $1,500,000 provision in 1995 to reduce OAS inventory to its market value. See "-Phase-Out of OAS Product Line."

     Gross profit as a percentage of sales for all the Company's product lines excluding OAS, amounted to 44% in 1995 and 40% in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased in absolute dollars and as a percentage of sales in 1995 as compared to 1994. SG&A was $15,067,000 or about 34% of sales in 1995 compared to $12,555,000 or 27% of sales in 1994. This increase of $2,512,000, or 20% is attributable primarily to an intensive marketing campaign to promote declining sales of OAS products and increased consulting and payroll expense required to facilitate the continued growth and operations of a public company.

RESEARCH AND DEVELOPMENT

     Research and Development expense ("R&D") was $2,307,000 or 5% of sales in 1995, compared to $1,999,000 or 4% of sales in 1994. This represents a $308,000 increase from 1994. Expenditures in 1995 were made in connection with the development of additional products to the Telco and Engineered System product lines.

INCOME (LOSS) FROM OPERATIONS

     Operating losses in 1995 amounted to $637,000, a $1,842,000 decrease from operating income of $1,205,000 in 1994. The decrease is due primarily to a decrease in OAS sales and increases in R&D and OAS SG&A expenses. See " - Net Sales; -Selling, General and Administrative Expenses."

TRANSACTION COSTS

     In 1995, the Company incurred $1,491,000 in non-recurring transaction costs for legal and other professional services in connection with the acquisition of Bogen and Speech Design. A portion of these costs, approximately $740,000, related to the issuance of the Common Stock and Warrants and for professional fees incurred in facilitating the Business Combination.

AMORTIZATION OF INTANGIBLES

     Amortization expense increased $19,000, or 5% to $443,000 in 1995 from $424,000 in 1994. The increase reflects a full year of goodwill amortization relating to Speech Design's investment in Satelco AG versus six months of amortization in 1994.

TAXES ON INCOME

     The Company incurred approximately $1,262,000 in foreign taxes, a $1,183,000 increase from 1994. The increase is attributable to the utilization of loss carryfowards in 1994, which offset most of the taxable income from that year.

NET INCOME(LOSS)

     After deducting its minority interest in the earnings of its subsidiaries of $184,000, the Company's net loss for 1995 increased by $4,188,000 to $4,543,000 in 1995 as compared to $355,000 in 1994. The increase in net loss is mainly due to the lack of success of the OAS product line in the marketplace, an increase in income taxes and the effect of non-recurring transaction costs in connection with the Business Combination.

EARNINGS PER SHARE

     Primary earnings per common share for the year ended December 31, 1995 were $(1.37) compared to $(0.18) in the year ended December 31, 1994. The weighted average number of shares outstanding in the calculation for primary earnings per share was 3,311,668, respectively in 1995 as compared to 1,925,000, respectively in 1994.

PHASE-OUT OF OAS PRODUCT LINE

     Effective December 31, 1995 the Company's management decided to phase-out the OAS product line. This decision was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefited from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate.

     Net OAS sales of $4,444,000 in 1995 decreased  $7,808,000 from $12,252,000 of sales in 1994, principally due to a one-time sale to AT&T during 1994 of approximately $5,300,000. Losses on sales of OAS products of $488,000 in 1995 decreased by $3,309,000 from a gross profit of $2,821,000 in 1994. The decrease in gross profit is attributable to a decrease in sales volume and a provision to reduce certain OAS inventory to its market value. OAS research and development expenditures decreased by 40% to $487,000 in 1995 from $815,000 in 1994, because the Company focused its R&D efforts on other product lines during 1995. SG&A expenses attributable to OAS of $3,539,000 in 1995 increased 20% from $2,958,000 in 1994 due to an intensive marketing program that the Company instituted during 1995 to improve lagging sales results. Due to the above factors, the operations of the OAS product line resulted in a net loss of $4,514,000 in 1995, an increase of 374% from the net loss of $952,000 in 1994.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     During 1996, the Company focused on long term growth. Accordingly, cash utilization focused primarily on operations, investments in equipment and other fixed assets and the pay down of debt.

     There was a net decrease in the Company's cash and cash equivalents from $1,276,000 at the end of 1995 to $885,000 at the end of 1996.

     The Company's operating activities generated $1,262,000 of cash. The Company's net income of $2,008,000 was reduced by non-cash adjustments for the following items: (i) depreciation and amortization of $1,423,000; (ii) reductions in reserves for accounts receivable and inventory obsolescence of $1,362,000; and (iii) loss from minority interest of consolidated subsidiaries of $337,000. Additionally, inventory decreased by $2,269,000, accounts payable decreased by $1,040,000, accounts receivable increased by $1,703,000 and net changes in other operating assets and liabilities amounted to $670,000.

     Net cash used in investing activities amounted to $1,101,000. During 1996, the Company purchased equipment and other fixed assets of $1,017,000 and intangibles of $102,000. Other investing activities provided $18,000 in cash.

     Net cash used in financing activities amounted to $773,000. The Company paid down $502,000 of notes payable, of which $341,000 was paid to related parties. Net borrowings of $23,000 were made under revolving credit agreements. In addition, Speech Design made a $294,000 distribution to its minority shareholders.

     As of December 31, 1996, the Company's total liabilities were $13,810,000, of which $12,312,000 was due and payable within one year. Such indebtedness included loans from third parties and loans and advances from Geotek.

     Bogen had a $10,000,000 asset based revolving credit line which would have expired in August 1997. In the first quarter of 1997, BCI obtained, from Summit Bank, a new $7,000,000 revolving credit line for a period of two years. This new line is collateralized by the accounts receivable, inventory and general intangibles of BCI. This line is guaranteed by the Company. This new line, which meets Bogen's needs, is lower than the previous line thereby substantially decreasing the associated fees to be paid on an annual basis. In addition, Bogen has an established working capital line of credit with Geotek in the aggregate amount of $2,000,000. At December 31, 1996, Bogen had no borrowings outstanding under the working capital line with Geotek.

     Speech Design has credit lines and overdraft facilities of approximately $4,300,000. At December 31, 1996 borrowing and availability under these lines amounted to $3,300,000 and $1,000,000, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

     The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term but may be required to seek additional capital in the event it wishes to expand its operations through acquisitions or otherwise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share, effective for financial statements issued for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), and replaces the current presentation of primary EPS with basic EPS, which excludes the effect of common stock equivalents. The Company will adopt this standard in 1997, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed.

CURRENCY FLUCTUATIONS

     Approximately one-third of the Company's revenues are derived outside of the United States, mostly in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 1996, the Deutsche Mark fell steadily against the U.S. dollar. As a result, the earnings for Speech Design and the Company are lower when translated into U.S. dollars. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of shareholder's equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

     The Company's consolidated operations are considered one segment, engaged in the development and manufacturing of communication and telecommunication products in the United States (Bogen) and Germany (Speech Design). Financial information regarding the breakdown of the Company's foreign and domestic operations is disclosed in footnote 13 to the Company's Consolidated Financial Statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Pages
                                                                          -----
Financial Statements:

 Report of Independent Accountants                                         F-1

 Consolidated Balance Sheets as of December 31, 1996 and 1995              F-2

 Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994                                        F-4

 Consolidated Statements of Changes in Common Stock Subject
   to Possible Redemption and Stockholders' Equity for the years
   ended December 31, 1996, 1995 and 1994                                  F-5

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                        F-7

 Notes to Consolidated Financial Statements                                F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Bogen Communications International, Inc.:


We have audited the consolidated financial statements and the financial statement schedules of BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES (formerly European Gateway Acquisition Corp.) (the "Company") listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bogen Communications International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

March 7, 1997
New York, New York

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 and 1995
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

ASSETS
                                                     1996             1995
                                                   -------           -------
CURRENT ASSETS:

Cash and cash equivalents                            $885           $  1,276

Accounts receivable (less allowance
 for doubtful accounts of $470
 and $424 at December 31, 1996 and
 1995, respectively)                                6,517              4,992

Inventory, net                                      6,519              7,598

Prepaid expenses and other current
 assets                                               780                366
                                                   ------            -------
     TOTAL CURRENT ASSETS                          14,701             14,232

Property and equipment, net                         2,130              2,191

Goodwill and intangible assets, net                14,308             14,706

Other assets                                          247                175
                                                  -------            -------
      TOTAL ASSETS                                $31,386            $31,304
                                                  =======            =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 and 1995
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

LIABILITIES
                                                             1996        1995
                                                           -------      -------
CURRENT LIABILITIES:
Amounts outstanding under revolving credit
 agreements                                                 $4,828       $4,944
Accounts payable                                             3,707        2,861
Accrued expenses                                             3,026        3,610
Income taxes payable                                            -         1,353
Advances and notes payable to related parties                  746          537
Current maturities of notes payable to
 non-related parties                                             5          174
                                                           -------      -------

    TOTAL CURRENT LIABILITIES                               12,312       13,479

Advances and notes payable to related parties                  361        3,458
Notes payable to non-related parties                             8           -
Other long term liabilities                                    536          674
Minority interest                                              593          550
                                                           -------      -------
  TOTAL LIABILITIES                                         13,810       18,161
                                                           -------      -------
Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares
 authorized; none issued and outstanding at
 December 31, 1996 and 1995, respectively                       -            -
Common stock - $.001 par value; 50,000,000 shares
 authorized; 5,758,850 and 5,759,350 shares issued
 and outstanding at December 31, 1996 and 1995,
 respectively.                                                   6            6
Additional paid-in capital                                  21,774       19,175
Accumulated deficit                                         (4,177)      (6,185)
Currency translation adjustments                               (27)         147
                                                           -------      -------
     TOTAL STOCKHOLDERS' EQUITY                             17,576       13,143
                                                           -------      -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $31,386      $31,304
                                                           =======      =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                             1996           1995         1994
                                           -------        -------       ------

Net sales                                $  46,269      $  44,518     $  45,922

Cost of goods sold                          25,004         27,338        29,739
                                         ---------      ---------     ---------
 Gross profit                               21,265         17,180        16,183

Operating expenses:
 Research and development                    2,892          2,307         1,999
 Selling, general and administrative        14,360         15,067        12,555
 Amortization of goodwill and
  intangible assets                            445            443           424
                                         ---------      ---------     ---------
  Income (loss) from operations              3,568           (637)        1,205

Other (income) expenses:
  Other (income)                                -            (237)          (39)
  Interest expense, net                        596            587           498
  Interest expense - related parties            72            619           696
  Transaction costs                             -           1,491            -
  Minority interest of consolidated
   subsidiaries                                337            184           326
                                         ---------      ---------     ---------
Income(loss) before provision
  for income taxes                           2,563         (3,281)         (276)

Provision for income taxes                     555          1,262            79
                                         ---------      ---------     ---------
Net Income (loss)                           $2,008        $(4,543)        $(355)
                                         =========      =========     =========
Net Income (loss) per common share:
Net Income (loss)                          $  0.35       $  (1.37)      $ (0.18)
                                         =========      =========     =========
Weighted average number of common
shares outstanding                       5,759,075      3,311,668     1,925,000
                                         =========      =========     =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK      COMMON STOCK
                                          SUBJECT TO       ------------       ADDITIONAL                   CURRENCY
                                           POSSIBLE     NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION
                                          REDEMPTION     SHARES      AMT       CAPITAL       DEFICIT     ADJUSTMENTS
                                          ----------     ------      ---       -------       -------     -----------
Balance at December 31, 1994              $   1,575    1,615,155   $      2   $  12,638    $  (2,428)     $     37

Recapitalization by foreign subsidiary         --           --         --          (967)         967          --
Accretion of redemption value
 of common stock                                 52         --         --           (52)        --            --
Reclass of common stock subject to
 redemption to common stock
 upon the Company's acquisition
 of Bogen and Speech Design                  (1,627)     309,845       --         1,627         --            --
Forgiveness of Bogen inter-
 company debt by Geotek                        --           --         --         7,155         --            --
Issuance of common stock and other
 adjustments to effect combination
 of Bogen and Speech Design                    --      3,701,919          4      (1,966)        --            --
Issuance of common stock and warrants
 to purchase 60,000 shares of
 common stock for services provided
 to facilitate the acquisition of
 Bogen and Speech Design                       --        132,431       --           740         --            --
Dividend paid by subsidiary to minority
    shareholders                               --           --         --          --           (181)         --
Translation adjustments                        --           --         --          --           --             110
Net loss                                       --           --         --          --         (4,543)        --
                                          ---------    ---------   --------   ---------    ---------      --------
Balance at December 31, 1995              $    --      5,759,350   $      6   $  19,175    $  (6,185)     $    147

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK          COMMON STOCK
                                       SUBJECT TO           ------------           ADDITIONAL                 CURRENCY
                                        POSSIBLE       NUMBER OF                    PAID-IN     ACCUMULATED  TRANSLATION
                                       REDEMPTION       SHARES          AMT         CAPITAL      DEFICIT     ADJUSTMENTS
                                       ----------       ------          ---         -------      -------     ----------

Restructuring of $3,000 related
  party note with related interest          --            --              --          2,602         --           --
Repurchased and canceled common
  stock                                     --            (500)           --             (3)        --           --
Translation adjustments                     --            --              --           --           --           (174)
Net Income                                  --            --              --           --          2,008         --
                                     -----------     ---------      ----------     --------     --------     --------
Balance at December 31, 1996         $      --       5,758,850      $        6     $ 21,774     $ (4,177)    $    (27)
                                     ===========     =========      ==========     ========     ========     ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (IN THOUSANDS OF DOLLARS)

                                                                   1996        1995      1994
                                                                   ----        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 2,008    $(4,543)   $  (355)
  Adjustments to reconcile net income (loss)to net
  cash provided by(used in)operating activities:
     Non-cash transaction costs                                     --          740       --
     Depreciation and amortization                                   978        868        574
     Amortization of goodwill and intangible assets                  445        443        424
     Provisions for doubtful accounts and
       inventory obsolescence                                     (1,362)     1,344      1,281
     Minority interest                                               337        184        326
   Change in operating assets and liabilities
       (net of effects from acquisitions):
     Accounts receivable                                          (1,703)       984       (405)
     Inventories                                                   2,269        (49)    (2,914)
     Prepaid expenses and other current assets                      (532)       200       (230)
     Payables and accrued expenses                                (1,040)     1,901        412
     Other                                                          (138)      --          145
                                                                 -------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,262      2,072       (742)
                                                                 -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                           (1,017)    (1,035)      (892)
  Acquisition of Satelco                                            --         --         (392)
  Cash obtained in the acquisition of
   Speech Design and Bogen                                          --        8,149       --
  Proceeds on the sale of property, plant and
   equipment                                                           3       --         --
  Acquisition of investments and intangibles                        (102)       (60)      --
  Collection of notes receivable                                      15         37         38
                                                                 -------    -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,101)     7,091     (1,246)
                                                                 -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts(paid to) non-related parties, net                         (161)      (688)      (509)
  Amounts borrowed (paid) under revolving credit
     agreements, net                                                  23       (691)     1,875
  Dividend paid to Geotek related to combination
     of Bogen and Speech Design                                     --       (7,000)      --
  Dividend paid by subsidiary to minority shareholders              (294)      (181)      --
  Amounts borrowed from (paid to) related parties, net              (341)       415        552
  Cash overdraft receipts                                           --         --          118
                                                                 -------    -------    -------
  NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                          (773)    (8,145)     2,036
                                                                 -------    -------    -------
INCREASE (DECREASE) IN CASH                                         (612)     1,018         48
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,276        148         87
Effects of Exchange Rate on Cash                                     221        110         13
                                                                 -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   885    $ 1,276    $   148
                                                                 =======    =======    =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNCATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                  1996      1995       1994
                                                  ----      ----       ----
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                       $   609   $   829    $   654
  Cash paid for income taxes                     2,175         4          6

Non Cash Investing and Financing Activities:

  Restructuring of $3,000 debt by Geotek
    treated as equity contribution               2,602      --         --

  Forgiveness of Bogen debt by
    Geotek treated as an equity
    contribution                                  --       7,155       --

  Goodwill pushed down from parent                --        --       14,252

  Adjustments to combine companies                --       1,966       --

  Notes payable to Geotek in
    consideration for acquiring
    Bogen and Speech Design                       --       3,000       --

  Common stock issued to Geotek in
    consideration for acquiring Bogen
    and Speech Design                             --           4       --

  Common  stock and warrants issued as
    consideration for certain services
    provided to the Company in connection
    with the acquisition of Bogen and
    Speech Design                                 --         740       --

Assets acquired (net of cash):
  Prepaid assets                                  --           8       --
  Intangible assets                               --          34       --

Liabilities assumed:
  Accrued expenses                                --         160       --
  Note payable to non-related party               --         115       --
  Advances from Geotek                            --          33       --
                                               -------   -------    -------

  Net liabilities assumed                      $  --     $  (266)   $  --
                                               =======   =======    =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

(All Footnote information is in thousands of dollars, except share amounts)

1.   Summary of Significant Accounting Policies

A.   Principles of Consolidation

     The consolidated financial statements of Bogen Communications International, Inc., formerly European Gateway Acquisition Corp. (the "Company"), include the accounts of Bogen Corporation ("Bogen") and Bogen's wholly owned subsidiary, Bogen Communications, Inc. ("BCI"), as well as Speech Design GmbH ("Speech Design"), its 67%-owned subsidiary Satelco AG, and its wholly owned subsidiaries, Speech Design (Israel), Ltd. And Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

B.   Nature of Operations

     The  Company's   operations  are  conducted  in  one  segment   engaged  in
     developing, manufacturing, and marketing sound and communication products. Product lines sold by the company are as follows:

          Telephone Products ("Telco"), Commercial Audio Products, ("Commercial Sound"), and Intercom/Paging Equipment, ("Engineered Systems")

C.   Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

D.   Basis of Presentation

     On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction. Further, as contingent consideration, the Company could be liable to pay Geotek an amount up to $11,000, based upon a calculation of operating results of Bogen and Speech Design during the two years after the acquisition. Based on management's review of the earnout calculation, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, the anticipated contingent consideration payment, if any, will not have a material effect on the Company's financial position and operating results.

     In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory

              The accompanying notes are an integral part of these
                        consolidated financial statements
     note due July 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000 to $13,500 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company $3,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise.

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

E.   Transaction Costs

     The Company incurred transaction costs of $1,491 in connection with the acquisition of Bogen and Speech Design which have been charged to non-operating expenses for the year ended December 31, 1995. These costs consist of non-recurring legal and other professional fees and other costs of the transaction amounting to $751 and a non-cash charge of $740 for the estimated fair value of 132,400 shares of common stock of the Company and warrants to purchase 60,000 shares of the Company's common stock at $5.25 per share, for services provided to the Company by various unrelated parties in connection with facilitating the acquisition of Bogen and Speech Design.

F.   Revenue Recognition

     Sales, net of expected returns, are recognized upon shipment.

G.   Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill also includes the effect of push-down accounting described below, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over 40 years at Bogen and over 20 years at Speech Design. The Company periodically evaluates the recoverability of goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations.

H.   Cash and Cash Equivalents

     Cash includes cash on-hand and all highly-liquid debt instruments purchased with original maturities of three months or less.

I.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves are established for valuation purposes or determined by management on a periodic basis, as required by conditions of obsolescence.

              The accompanying notes are an integral part of these
                        consolidated financial statements

J.   Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the asset which generally ranges from three to ten years. Leasehold improvements are amortized ratably over their remaining lease terms, or estimated useful lives, if shorter.

     Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

K.   Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

L.   Net Income (Loss) Per Share

     Net income  (loss) per common  share is  computed  by  dividing  net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year, (unless anti-dilutive).

M.   Credit Risk

     The Company develops, produces, markets and sells commercial audio, electronic, paging, communications and other equipment and telecommunications peripherals. The Company performs on-going credit evaluations of its customers. The accounts receivable resulting from its sales transactions generally are not collateralized. The Company provides reserves for potential losses from these receivables.

N.   Translation of Foreign Currencies

     Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of shareholder's equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

O.   Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, notes payable and advances, approximates fair value due to the short term maturities of these assets and liabilities.

              The accompanying notes are an integral part of these
                        consolidated financial statements

P.   Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share, effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), and replaces the current presentation of primary EPS with basic EPS, which excludes the effect of common stock equivalents. The Company will adopt this standard in 1997, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

2.   Inventory

     Inventory, at the lower of cost (first in, first out) or market, as of December 31, 1996 and 1995, is as follows:

                                                   1996                1995
                                                 -------             ------
     Raw materials and supplies                   $1,525              $1,864
     Work in progress                                701               1,155
     Finished goods                                4,293               4,579
                                                   -----               -----
                  TOTAL                           $6,519              $7,598
                                                  ======              ======

     The  inventory  balances are net of a reserve for  inventory  valuation and
     obsolescence   of  $1,126  and  $2,552  at  December  31,  1996  and  1995,
     respectively.

3.   Property and Equipment

     Property and equipment at December 31, 1996 and 1995 is comprised of the following items:

                                                   1996            1995
                                                 -------          ------
     Machinery, equipment and tooling            $ 3,581          $ 3,363
     Furniture and office equipment                1,774            1,485
     Leasehold improvements                          694              600
                                                 -------          -------
                                                   6,049            5,448
     Less: accumulated depreciation
           and amortization, net of
              disposals                           (3,919)          (3,257)
                                                 -------          -------
                                                 $ 2,130          $ 2,191
                                                 =======          =======

     Depreciation and amortization expense was approximately $978, $868, and $574 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.   Goodwill and Intangible Assets

     Goodwill and intangible assets consist of the following, at December 31, 1996 and 1995:

                                                    1996             1995
                                                  -------          ------

     Goodwill                                     $16,295          $16,345
     Other intangibles                                220              123
                                                  -------         --------
     Total intangibles                             16,515           16,468

              The accompanying notes are an integral part of these
                        consolidated financial statements

     Less: accumulated amortization                (2,207)          (1,762)
                                                  -------          -------

                                                  $14,308          $14,706
                                                  =======          =======

     As explained above in Note 1D, the acquisition of Bogen and Speech Design was accounted for as a reverse acquisition by Geotek. No goodwill was recorded in connection with this transaction.

     In January 1994 Geotek acquired a greater than 95% interest in Bogen, and pursuant to the rules of push-down accounting, the acquisition gave rise to a new basis of accounting and the goodwill related to Geotek's acquisition was "pushed-down" to the financial statements of Bogen. Accordingly, Bogen recorded net goodwill in the amount of $14,300 in the first quarter of 1994. The goodwill is being amortized over its then remaining life of approximately 38 years. The related amortization expense for the pushed down goodwill was approximately $378 for the year ended December 31, 1996, and $376 for the years ended December 31, 1995 and 1994.

     Goodwill in the amount of $685 represents the excess of cost over the fair value of net assets acquired by Speech Design related to the acquisition of its 67% owned subsidiary Satelco. This Goodwill is being amortized using the straight-line method over 20 years.

     Amortization of goodwill and other intangibles was approximately $445, $443, and $424 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.   Revolving Credit Agreements

     In August 1995, Bogen Communications, Inc. ("BCI"), a wholly owned subsidiary of Bogen, extended a $10,000 domestic revolving senior line of credit for a two year term expiring August 1997. The line is collateralized by substantially all the assets of Bogen and is guaranteed by Geotek. Advances bear interest at the rate of 2% to 2.75% over the lender's prime rate. At December 31, 1996, the lender's prime rate was 8.25%. Advances to Bogen were made based on a percentage of accounts receivable and inventory.

     As of December 31, 1996 and 1995, Bogen had short term domestic borrowings outstanding under the line of credit of $1,545 and $3,670, respectively. The amounts available under the credit line, based upon accounts receivable and inventory, were $2,126 and $437 at December 31, 1996 and 1995, respectively. Under the terms of the line of credit, Bogen cannot, among other actions, declare or pay any dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of Bogen restricted under this agreement were $16,655 and $14,910 at December 31, 1996 and 1995, respectively.

     In the first quarter of 1997, BCI obtained a new revolving senior credit line for a period of two years. The new credit line has a maximum line of borrowing of $7,000 and bears an annual interest rate of .75% over the lenders prime rate, and replaces Bogen's previous line of $10,000 which had an annual interest rate of 2.5% over the lender's prime rate. The senior loan is collaterized by all of the accounts receivable, inventory, property, plant and equipment, and general intangibles of BCI and is guaranteed by the Company. Under the terms of this line of credit, BCI cannot, among other actions, declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock.

              The accompanying notes are an integral part of these
                        consolidated financial statements

     In August 1995, in connection with the Company's acquisition of Bogen and Speech Design, Geotek also agreed to provide Bogen with a working capital line of credit for two years in the aggregate principal amount of $2,000. Amounts drawn under the line bear interest at 1% per annum above the rate Bogen pays for its then largest credit facility. There were no borrowings under this facility at December 31, 1996 or 1995.

     At December 31, 1996 and 1995, Speech Design had short term lines of credit and overdraft facilities of $4,344, and $3,453, respectively, of which short term borrowings amounted to $3,283 and $1,274, respectively. The amounts available under these credit lines were $1,061 and $2,179 at December 31, 1996 and 1995, respectively, with rates tied to short-term bank notes and Euromarket loans. Speech Design's short term lines of credit are collaterized by all of Speech Design's accounts receivable and inventory. At December 31, 1996 interest rates on these short term lines ranged from 4.4% to 6.3%.

     Total outstanding revolving lines of credit are summarized as follows at December 31, 1996 and 1995:

                                                      1996             1995
                                                      ----             ----
     Domestic Lines of Credit Utilized              $1,545           $3,670
     Foreign Lines of Credit Utilized:
       Speech Design                                 2,805              627
       Satelco                                         478              647
                                                    ------           ------

                                                    $4,828           $4,944
                                                    ======           ======

6.   Long-Term Debt

     A: ADVANCES and NOTES PAYABLE TO RELATED PARTIES

     Advances and notes payable to related parties at December 31, 1996 and 1995 consist of the following:

                                                             1996         1995
                                                           --------      ------

     Advances from Geotek                                    $152        $  138
     Notes Payable - Geotek (at prime rate + 1%)                -           133
     Notes Payable - Geotek (at Swiss prime rate
           + 1%)                                                -           266
     Loan from Speech Design Shareholder (at
           German discount rate + 2%)                         129             -
     Loan from Related Party (at Zurich Kantonal
           Bank rate)                                         232           317
     Notes Payable - Geotek (at 13%)                          594         3,141
                                                           ------        ------

                    Total                                   1,107         3,995
     Less: Current Maturities                                (746)         (537)
                                                           ------        ------
                                                             $361        $3,458
                                                           ======        ======

              The accompanying notes are an integral part of these
                        consolidated financial statements

     Advances from Geotek

     Advances from Geotek consist of net non-interest bearing advances made to Bogen.

     Notes Payable - Geotek (at prime rate + 1%)

     This note payable to Geotek from Speech Design is payable in quarterly installments of $33 plus interest at the prime rate plus 1%.

     Notes Payable - Geotek

     This note payable to Geotek is from Satelco, a 67% owned subsidiary of Speech Design, and is payable in quarterly installments of $87 beginning in September, 1995 plus annual payments of interest at the Swiss prime rate plus 1%.

     Loan from Speech Design Shareholders

     This note payable to Speech Design's minority shareholders matures on December 31, 1999, at which date it can be renewed or called in at three months notice. Interest is paid in quarterly installments and is charged at 2% over the German discount rate.

     Loan from Related Party

     This $315 original note from the minority shareholders of Satelco is payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate with installments beginning February, 1995. The payments of this note have been suspended (with the approval of the noteholder) until such time as the Satelco subsidiary becomes profitable. Accordingly, this note payable has been classified as long-term.

     Notes Payable (by the Company) to Geotek

     This note payable to Geotek from the Company was incurred at the date of acquisition for $3,000 plus interest payable quarterly in arrears at varying rates equal to the Company's highest borrowing rate plus 2%. In May 1996, the $3,000 note plus accrued interest was reduced and restructured, retroactive to January 1, 1996, to a $500 non-convertible promissory note due July 1997.

     B: NOTES PAYABLE TO NON-RELATED PARTIES

     Notes payable to non-related parties at December 31, 1996 and 1995 consist of the following:

                                                         1996             1995
                                                       -------          ------
     Various Notes Payable (at prime rate)             $    -          $   60
     Notes Payable (with imputed interest at 9%)            -              37
     Notes Payable (at 12% interest rate)                   -              12
     Notes Payable to Bank (at Libor
       plus 2.5% interest)                                  13             -
     Notes Payable to Bank (at 8.5% interest rate)          -              65
                                                          ----          ------
               Total                                        13             174
     Less: Current Maturities                               (5)           (174)
                                                        ------          ------
                                                        $    8          $   -
                                                        ======          ======

     Various Notes Payable (at prime rate)

     Payable in monthly installments of $12 plus interest at the prime rate.

     Notes Payable (with imputed interest at 9%)

     Payable in annual installments of $150 including imputed interest at 9%.

              The accompanying notes are an integral part of these
                        consolidated financial statements

     Notes Payable (at 12% interest rate)

     Payable in monthly installments of $4 plus interest at 12%.

     Notes Payable to Bank (at Libor plus 2.5%)

     Payable in monthly installments of $.4 plus interest at the Libor rate plus 2.5%.

     Notes Payable to Bank (at 8.5% interest rate)

     Payable by Speech Design in quarterly installments plus interest at 8.5%.


     Principal maturities of long-term debt over the next five years and thereafter are as follows:

                                         Related
                                         Parties    Other       Total
                                         -------    -----       -----
      1997                               $  746     $    5     $  751
      1998                                 --            8          8
      1999                                  129       --          129
      2000                                 --         --         --
      2001                                 --         --         --
      Thereafter                            232       --          232
                                         ------     ------     ------
                                         $1,107     $   13     $1,120
                                         ======     ======     ======

7.   Income Taxes

     The Company's pre-tax book income is as follows for the years ended December 31, 1996 and 1995:

                                                     1996               1995
                                                     ----               ----
     Domestic U.S. Operations                       $1,322           $(4,886)
     Foreign Operations                              1,241             1,605
                                                    ------            ------
              Total                                 $2,563           $(3,281)
                                                    ======           =======

     The components of income tax expense are as follows for the years ended December 31, 1996 and 1995:

                                                     1996               1995
                                                     ----               ----
     Current Income Tax
              (Foreign Only)                        $  555            $1,262
     Deferred Income Tax                               -                  -
                                                    ------             -----
              Total Income Tax Expense              $  555            $1,262
                                                    ======            ======

     The difference between the provision for income taxes computed at the U.S. federal statutory rate and the provision as reported are as follows:

                                                      1996            1995
                                                      ----            ----

     Provision at U.S. Statutory Rate                $ 871         $(1,116)
     Non-deductible Expenses                           338             785
     Change in Valuation Allowance                    (793)            998
     German Taxes                                      162             604

              The accompanying notes are an integral part of these
                        consolidated financial statements

     Other                                              (23)            (9)
                                                       ----         ------
             Tax Provision as Reported                 $555         $1,262
                                                       ====         ======

     The Company has net operating loss ("NOL") carryforwards for U.S. tax purposes of approximately $7,847 as of December 31, 1996, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, the net operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.

     The components of deferred tax assets at December 31, 1996 and 1995, were as follows:

                                                       1996            1995
                                                       ----            ----
     Deferred Tax Assets:
     NOL Carryforwards                               $2,808          $2,601
     Deferred Rent                                      191             251
     Inventory Items                                    592           1,185
     Allowance for Doubtful Accounts                    157             163
     Accrued Liabilities                                196             470
     Property, Plant & Equipment                        137             103
     Other                                               56              58
                                                      -----           -----
              TOTAL DEFERRED TAX ASSETS              $4,137          $4,831
     Less, Valuation Allowance                       (4,137)         (4,831)
                                                    -------          ------
              NET DEFERRED TAX ASSETS                 $   0          $   0
                                                    =======          =====

     In accordance with SFAS No. 109, the Company has established a valuation allowance of $4,137 and $4,831 for the years ended December 31, 1996 and 1995, respectively. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized due to the application of SFAS No. 109 and purchase accounting.


8.   Commitments and Contingencies

     Operating Leases

     The Company occupies its plant and office facilities and operates certain equipment under leases expiring at various dates through 2005. The facility lease contains an escalation clause and provides for payments of taxes and expenses over base rent. The facility lease also contains a five year renewal option.

     The minimum annual rental commitments over the next five years under operating leases are as follows:


              The accompanying notes are an integral part of these
                        consolidated financial statements

                  Year Ending
                  December 31,
                  ------------
                     1997                    $ 1,351
                     1998                      1,307
                     1999                      1,214
                     2000                      1,043
                     2001                        368
                  Thereafter                     975
                                              ------
                                              $6,258
                                              ======

     Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $478 and $597 at December 31, 1996 and 1995, respectively, is classified as a long-term liability.

     Rent expense charged to operations totaled  approximately  $1,151,  $1,055,
     and  $779  for  the  years  ended   December  31,  1996,   1995  and  1994,
     respectively.

     Employment and Consulting Agreements

     Compensation of Directors

     Directors, other than non-employee directors who are members of the Executive Committee of the Board, receive no compensation for acting as directors to the Company. During 1996, Messrs. Rosenfeld and Stern received $50,000 each as members of the Company's Executive Committee.

     Employment Contracts

     In January 1996, the Company entered into an agreement with Mr. Zvi Peled generally setting forth the terms and provisions of his employment as President and Chief Executive Officer of the Company. Mr. Peled joined the Company in such capacity in March 1996. Mr. Peled's base salary is $150,000 per annum and he is entitled to a minimum annual bonus of $50,000, contingent upon the satisfaction of performance criteria established by the Company's Board of Directors and Mr. Peled at the start of each year. In addition, the Company agreed to grant Mr. Peled stock options to purchase 175,000 shares of the Company's Common Stock, at the following prices:
     75,000 shares at an exercise price of $5.00 per share, 75,000 shares at an exercise price of $7.50 per share, and 25,000 shares at an exercise price of $10.00 per share. Such options will vest in equal installments over a five year period. In addition, the Company provides Mr. Peled with $2,000 per month towards home rental payments, as well as a car. Effective January 1, 1997, and in lieu of participating in the Company's 401(k) Retirement Savings Plan and the Company's life and disability insurance plans, Mr. Peled receives an additional $2,300 per month, which amount is applied towards Mr. Peled's personal benefits program. In the event that Mr. Peled's employment is terminated without cause, Mr. Peled will continue to receive his salary and benefits until he obtains a replacement position or for six months, whichever is sooner. Pursuant to the employment agreement, Mr. Peled was provided with a $10,000 relocation allowance.

     The Company also has a written agreement with Mr. Yoav M. Cohen, dated August 1, 1996, generally setting forth the terms and provisions of his employment as Chief Financial Officer of the Company. Mr. Cohen joined the Company in such capacity on July 31, 1996. Mr. Cohen's annual base salary is $110,000 and he may receive an annual bonus equal to 1 - 1.5% of the profits of the Company during the relevant fiscal year. Pursuant to the employment agreement, the Company agreed to grant Mr. Cohen stock options, in accordance with the terms and provisions of the Company's

              The accompanying notes are an integral part of these
                        consolidated financial statements

     1996 Incentive Stock Option Plan, to purchase 50,000 shares of the Company's Common Stock. Mr. Cohen also participates in the Company's 401(k) Retirement Savings Plan, health and dental plans, and disability and life insurance plans and is provided with Life Insurance with an annual premium of up to $3,000 annually. In addition, Mr. Cohen is provided with a Company car, insured by the Company. In the event that Mr. Cohen is terminated without cause, he is entitled to a severance package pursuant to which he would continue to receive his base salary and related benefits for six months.

     Mr. Menashe Ben-David is employed by the Company pursuant to a written agreement with Geotek, dated June 7, 1991, which has no definite term. The agreement provides for Mr. Ben-David to receive a base salary of $75,000 per year, subject to periodic review and increase by Geotek. Geotek has also agreed to provide life and health insurance to Mr. Ben-David as well as an automobile. Mr. Ben-David also received a total of 50,000 stock options to purchase shares of common stock of Geotek. Geotek is entitled to terminate the employment agreement at any time upon thirty days prior written notice; provided, however, that Geotek continues to pay Mr. Ben-David his base salary for a period of six months from termination of the agreement, unless Mr. Ben-David is terminated as a result of certain conditions. Mr. Ben-David has agreed not to compete with Geotek for a period of two years after his employment is terminated. The Company has assumed all of Geotek's obligations under this agreement.

     Mr. Kasimir Arciszewski is employed by Speech Design pursuant to a written agreement dated February 9, 1993 which has no definite term. The agreement provides for Mr. Arciszewski to receive a base salary of DM 180,000 ($119,682 as of December 31, 1996), subject to review and increase by the parties at the end of each calendar year. In addition, Mr. Arciszewski is entitled to annual bonuses based on Speech Design's pre-tax profits. Speech Design has agreed to provide Social Security and health insurance benefits to Mr. Arciszewski and agreed to furnish an automobile to him. Mr. Arciszewski has agreed not to compete with Speech Design during the term of the agreement and for one year thereafter and Speech Design has agreed to compensate Mr. Arciszewski during this noncompetition period. Mr. Arciszewski has agreed not to disclose any of Speech Design's business or trade secrets.

     Commitments

     At December 31, 1996, the Company had commitments to purchase merchandise from foreign vendors of $627 under documentary letters of credit and $394 under other sight documents. Pursuant to the sale of Aryt Optronics, Ltd. by Geotek in 1992, the Company obtained certain benefits and concessions from Reshef Technologies, Ltd. ("Reshef"), formerly a related company to Bogen. Such concessions and benefits would be lost by the Company if certain target purchases from Reshef were not met. Purchases made under this agreement complied with the target purchase requirements and approximated $3,612, and $6,284 in 1995 and 1994, respectively. The concessions and benefits from Reshef expired on December 31, 1995.

     Litigation

     The Company is not aware of any material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

              The accompanying notes are an integral part of these
                        consolidated financial statements

9.   Stockholder's Equity

     Common Stock and Common Stock Subject to Possible Redemption

     The following discussion summarizes the incorporation of the Company, the capitalization, and the requirements and privileges of the shareholders in the periods preceding the consummation of the acquisition of Bogen and Speech Design on August 21, 1995.

     The Company was incorporated in Delaware on May 6, 1993 with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria (a "Business Combination"). The Company's founding directors and advisors purchased 500,000 common shares, $.001 par value, for five hundred dollars during the three month period after incorporation. On September 30, 1993, 125,000 shares were returned to the Company by the founding shareholders and was retroactively reflected in the financial statements as a net issuance of 375,000 shares.

     On October 15, 1993, the Company sold 1,550,000 units ("Units") in an initial public offering ("Offering") of the Company's common stock. Each unit consisted of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitled the holder to purchase, during the period commencing on the later of the consummation by the Company of its Business Combination or one year from the effective date of the Offering and ending seven years from the effective date of Offering, from the Company one share of common stock at an exercise price of $5.50. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given. The proceeds of the offering were deposited in a Trust Fund to fund a Business Combination or liquidation of the Company.

     The Company, after signing a definitive agreement for a Business Combination, submitted such transaction for shareholder approval. In the event that 20% or more of the shareholders excluding, for this purpose, those persons who were shareholders prior to the Offering, had voted against the Business Combination, the Business Combination would not have been consummated. For the first Business Combination consummated by the Company, all of the Company's shareholders prior to the Offering, including all of the officers, directors and advisors of the Company ("Initial Shareholders") agreed to vote their shares of common stock in accordance with the vote of the majority in interest of all other shareholders of the Company ("Public Shareholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, these voting safeguards were no longer applicable.

     When the Business Combination was approved and consummated, any Public Shareholder who had voted against the Business Combination could have demanded that the Company redeem his shares. The per share redemption price equaled the amount in the Trust Fund, as of the record date for determination of shareholders entitled to vote on the Business Combination, divided by the number of shares held by Public Shareholders. Accordingly, Public Shareholders holding 19.99% of the aggregate number of shares owned by all Public Shareholders could have had their shares redeemed at the time of the Business Combination. The Company classified the value

              The accompanying notes are an integral part of these
                        consolidated financial statements
     of this redemption as common stock, subject to possible redemption, on its balance sheet at December 31, 1994 prior to the consummation of the Business Combination. Such Public Shareholders were entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial Shareholders. On August 21, 1995, in connection with the Company's acquisition of Bogen and Speech Design, the Company reclassified the common stock subject to possible redemption to common stock. No shares of stock were redeemed as discussed above.

     The Company's Certificate of Incorporation had provided for mandatory liquidation of the Company, without shareholder approval, in the event that the Company did not consummate a Business Combination.

     Warrants

     In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its offering in October 1993. As referred to above, the Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.

     Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination. At December 31, 1996, 3,660,000 Warrants were outstanding.

     Options

     In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") pursuant to which an aggregate of 1,253,335 shares of the Company's Common Stock were reserved for issuance pursuant to the plan. The 1996 Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case by case basis. The Company will apply the intrinsic value based method permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." During 1996, there were no options granted, exercised or exercisable under the 1996 Plan.

     In 1994, Bogen adopted an Employee Stock Option Plan (the "Bogen Plan"). Under the Bogen Plan, an aggregate of 3,000,000 shares may be issued to members of its Board of Directors, designated officers and employees and independent contractors or consultants who perform services for the Company. No option granted under the Bogen Plan is intended to be an incentive stock option within the meaning of section 442A(b) of the Internal Revenue Code of 1986 for income tax purposes. During 1994, 1,400,000 options were granted under the Bogen Plan at a price of $1.14 per share which approximated fair value. These options vest over a five (5) year period.

              The accompanying notes are an integral part of these
                        consolidated financial statements

     All options granted under the Bogen Plan were outstanding at December 31, 1996, 1995, and 1994. In 1997, the Company intends to cancel all the options granted under the Bogen Plan and grant certain participants under the Bogen Plan one option for a share of Common Stock of the Company under the 1996 Plan in exchange for every three options granted to a participant in the Bogen Plan. Options for an aggregate of 253,335 shares of Common Stock will be granted under the 1996 Plan to former participants of the Bogen Plan.

     Push-Down of Goodwill

     Pursuant to Accounting Principles Board No. 16 "Business Combinations" ("APB 16"), the accumulated deficit of Bogen was required to be restated on the date of applying push-down accounting (see Note 1G, Goodwill). The restated accumulated deficit includes Geotek's recorded equity in the income and losses of Bogen since its original acquisition and all goodwill amortization recorded by Geotek relating to the acquisition of Bogen. Therefore, a reclassification of $8,524 was made from accumulated deficit to additional paid-in capital in January 1994.

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     Common Stock

     At December 31, 1996 and 1995, 3,960,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

10.  Related Party Transactions

     In 1995, the Company issued 132,431 shares of its common stock for services received in connection with the acquisition of Bogen and Speech Design. Of these shares, 19,565 were issued to a member of the Board of Directors of Geotek.

     During 1995, in conjunction with the acquisition of Bogen and Speech Design Geotek forgave $7,155 in long-term debt due Geotek, which was recorded as an increase in additional paid-in capital. As part of this acquisition, the Company issued $3,000 in convertible promissory notes to Geotek which was reduced and restructured to a $500 non-convertible promissory note due July 1997 (see Note 1D "Basis of Presentation").

11.  Economic Dependency

     During the years ended December 31, 1996, 1995 and 1994, the Company purchased audio components of approximately $12,072, $8,853, and $14,016, respectively, from three suppliers located in the Republic of South Korea. Any future inability of any of these suppliers to provide the Company with a sufficient level of components may have a negative impact on the Company's operations.

     Sales to one customer approximated $4,506 and $4,400 and accounted for more than 10% of the Company's net sales in 1996 and 1995, respectively. Sales to a different customer approximated $7,100 and accounted for more than 10% of the Company's net sales in 1994.

              The accompanying notes are an integral part of these
                        consolidated financial statements

     Twenty of Bogen's employees are subject to collective bargaining agreements which expire in mid-1997.

12.  Employee Benefit Plans

     Bogen participates in multi-employer pension plans which cover all union employees. Contributions for the periods ended December 31, 1996, 1995 and 1994 were approximately $17, $15, and $18, respectively.

     Employees of the Company are also eligible to participate in a defined contribution 401(K) plan sponsored by Geotek. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $83, $82, and $108 for the years ended December 31, 1996, 1995 and 1994, respectively.

13.  Segments

     The Company's operations are conducted in one segment in the United States (Bogen) and Germany (Speech Design). Information about the Company for 1996, 1995, and 1994 has been presented geographically as follows:

                                      1996               1995             1994
                                     ------            -------          ------
     Geographic Segments:
             Revenues:
             United States           $30,671           $30,677          $37,745
             Foreign                  15,598            13,841            8,177
                                     -------           -------          -------
                                     $46,269           $44,518          $45,922
                                     =======           =======          =======
     Operating income (loss):
             United States           $ 1,862           $(2,405)         $   (18)
             Foreign                   1,706             1,768            1,223
                                     -------           -------          -------
     Income (loss) from operations   $ 3,568           $  (637)         $ 1,205
                                     =======           ========         =======
     Identifiable assets:
             United States           $23,604           $24,425          $27,467
             Foreign                   7,782             6,879            5,399
                                     -------           -------          -------
                                     $31,386           $31,304          $32,866
                                     =======           =======          =======

14.  Fourth Quarter Adjustments

     Certain adjustments and provisions amounting to $1,500, primarily related to inventory valuations for the OAS product line, were recorded in the fourth quarter of 1995.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  directors,   executive  officers  and  significant  employees  of  the
Registrant are as follows:

Name                      Age          Position
----                      ---          --------
Yoram Bibring             39           Director
Yaron Eitan               40           Director and Chairman of the Board of
                                           Directors
Dr. Leonard Lodish        53           Director
Michael McCoy             43           Director
David Jan Mitchell        35           Director
Yoav Stern                43           Director
Zvi Peled                 47           President and Chief Executive Officer
Yoav M. Cohen             39           Chief Financial Officer and Secretary
Kasimir Arciszewski       45           Co-Founder and Co-Managing Director of
                                           Speech Design
Hans Meiler               49           Co-Founder and Co-Managing Director of
                                           Speech Design

     The members of the Board of Directors of the Registrant (the "Board") are divided into two classes and serve for a term of two years until their successors are duly elected and qualified. Officers serve for a term of one year until their successors are duly elected and qualified.

     Based solely upon a review of the Forms 3 and 4 furnished to the Registrant during its most recent fiscal year, and Forms 5 and related written representations furnished to the Company with respect to its most recent fiscal year, the Company knows of no director, officer, or beneficial owner of more than ten percent (10%) of its Common Stock who failed to file on a timely basis reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, during the most recent fiscal year.

     Yoram Bibring, age 39, has served as a director of the Registrant since 1995. Mr. Bibring is President and Chief Executive Officer of Geotek International Networks, Inc., a wholly owned subsidiary of Geotek. Mr. Bibring, was Executive Vice President and Chief Operating Officer of Geotek from June 1993 to March 1996, Chief Financial Officer of Geotek from February 1990 to September 1995 and Vice President of Aryt Optronics Industries, Ltd. from December 1990 to April 1991.

     Yaron Eitan, age 40, has served as Chairman of the Board and a director of the Registrant since 1995. Mr. Eitan was Chairman of the Board of Bogen and its subsidiary, BCI, from April 1991 to August 1995. Since October 1996, Mr. Eitan has been Chairman of the Board of Geotek. From March 1989 until October 1996, Mr. Eitan was President, Chief Executive Officer and a director of Geotek. Since 1992, Mr. Eitan also serves as a director and Chief Executive Officer of Power Spectrum, Inc., and was Chairman of the Board from 1992-1995, and since 1993, Mr. Eitan also serves as Chairman of the Board and Chief Executive Officer of National Band Three Limited, each of which is a wholly owned subsidiary of Geotek. Mr. Eitan also serves as a director of GMSI, Inc., a majority owned subsidiary of Geotek.

     Dr. Leonard Lodish, age 53, has served as a director of the Registrant since 1995. Dr. Lodish is the Samuel R. Harrell Professor in the Marketing Department of The Wharton

School, University of Pennsylvania where he has held academic positions since 1968. Dr. Lodish is a Director of Information Resources, Inc., Chicago, Illinois (since 1985), Franklin Electronic Publishers, Inc., Burlington, New Jersey (since 1987), J&J Snack Foods, Inc., Pennsauken, New Jersey (since 1993), Walsh International, New York (since 1996) and is a former director of Geotek. Dr. Lodish has a Ph.D. in Marketing and Operations Research from M.I.T.

     Michael McCoy, age 43, has served as a director of the Registrant since 1995. Since February 1997, Mr. McCoy serves as President and CEO of Geotek's U.S. operations. Since September 1995, Mr. McCoy had been Senior Vice President and Chief Financial Officer of Geotek. From November 1994 to September 1995, Mr. McCoy was Vice President of the Northeast Region of Geotek. From September 1992 to November 1994, Mr. McCoy was President of Greenlake Associates, Inc., a high technology consulting company. From November 1988 through September 1992, Mr. McCoy was a member of the Office of the Chairman and Senior Vice President of Business Development for LCI International, Inc., a facilities based long distance telecommunications company.

     David Jan Mitchell, age 35, has served as a director of the Registrant since 1995. Since 1991, Mr. Mitchell has been President of Mitchell & Company, Ltd., a New York-based merchant banking company that he founded and, since March 1992, a partner of Petherton Capital Corporation, a privately held real estate investment company. From April 1988 to December 1990, Mr. Mitchell was a management principal and a director of Rodman & Renshaw, Inc., a publicly held investment banking and brokerage firm. Mr. Mitchell is a director of Holmes Protection Group, a security alarm system company and Kellstrom Industries, Inc. ("Kellstrom"), a distributor of jet engine parts. Mr. Mitchell also serves as director of several private companies, including Madah-Com, an Israeli-based technology company, and First Home, a company that develops and markets houses to first-time homeowners. Mr. Mitchell also serves as President of Americash, LLC, a national network of Automated Teller Machines in non-bank locations. During the last ten years, Mr. Mitchell has served as an officer and/or director of several not-for-profit universities and foundations.

     Yoav Stern, age 43, has served as a director of the Registrant since 1995. From March 1995 to August 1995, Mr. Stern, along with Joram Rosenfeld, served as Co-Chief Executive Officer and Co-President of the Registrant. Mr. Stern has been a managing partner of Helix since August 1995. Mr. Stern served as Co-Chairman and Chief Executive Officer of Kellstrom from its inception in December 1993 until June 1995 and has served as Co- Chairman of the Board of Kellstrom since then. From January 1993 to September 1993, Mr. Stern was President and, from January 1992 until May 1995, a director of WordStar International, Inc. (now SoftKey International, Inc.), which is engaged in research and development and worldwide marketing and distribution of software for business and consumer applications. From April 1989 to December 1992, Mr. Stern was Vice President of Business Development of Elron Electronic Industries Ltd., a multinational public holding company based in Israel that is engaged in operating and investing in high technology companies.

     Zvi Peled, age 47, has been President and CEO of the Registrant since March 1996. From 1994 through February 1996, Mr. Peled was General Manager of Telenet Group, a Division of Elbit, Ltd. ("Elbit"), Haifa, Israel. Mr. Peled was also President and CEO of Fibronics, a subsidiary of Elbit, as well as a director of Polish Communications Company, a company also owned by Elbit. Mr. Peled was employed by Elbit from 1977 to March 1996.

     Yoav M. Cohen, age 39, is the Chief Financial Officer and Secretary of the Registrant. Prior to joining the Company, Mr. Cohen was Chief Financial Officer of Target Capital Group LLC ("Target"), Garden City, N.Y., and Managing Director of FEMI International Limited, a subsidiary of Target. From 1993 to 1994, Mr. Cohen was Corporate Vice

President, Chief Financial Officer and Management Information Systems Director of Taro Pharmaceuticals Ltd. From 1990 to 1993, Mr. Cohen was Vice President and Controller of Global Investment Bank at Bankers Trust Company and from 1985 to 1990, Mr. Cohen was Assistant Vice President and Controller of CitiCorp/Citibank.

     Kasimir Arciszewski, age 45, is the Co-Founder and Co-Managing Director of Speech Design since 1983. Mr. Arciszewski is responsible for Speech Design's strategic planning, sales and financial activities. Mr. Arciszewski is an outside director of Docunet AG, a privately-held German company.

     Hans Meiler, age 49, is the Co-Founder and Co-Managing Director of Speech Design since 1983. Mr. Meiler is responsible for Speech Design's operational matters, including subcontracting, manufacturing and quality assurance.

Recent Events

     Joram Rosenfeld, who served as a director of the Registrant since 1995 and, along with Mr. Stern, was Co-Chief Executive Officer and Co-President of the Registrant for the period of March 1995 to August 1995, passed away on February 19, 1997. Mr. Rosenfeld was a member of the Executive Committee of the Board. The members of the Board have not yet elected a successor to Mr. Rosenfeld's seat on the Board and its committee.

Committees and Meetings of the Board of Directors

     During 1996, the Board held three meetings. Messrs. Bibring, Eitan and Mitchell attended each of the meetings. Messrs. McCoy and Stern attended two of the three meetings and Dr. Lodish attended one of the three meetings. The Board has an Executive Committee and an Audit Committee, but does not have a standing nominating committee.

Executive Committee

     The Executive Committee of the Board was established in August 1995 and currently consists of Messrs. Bibring, Eitan and Stern. A vacancy now exists due to the death of Joram Rosenfeld. The Executive Committee is authorized by the entire Board to exercise all of the authority of the Board in the management of the Registrant between Board meetings, unless otherwise provided in the Registrant's by-laws. The Executive Committee also functions as the Registrant's Compensation/Stock Option Committee and, in that capacity, administers the Registrant's 1996 Incentive Stock Option Plan and provides general oversight in all employee personnel matters through periodic meetings with management of the Company.

Audit Committee

     The Audit Committee of the Board was established in August 1995 and currently consists of Messrs. McCoy, Lodish and Mitchell. The Audit Committee provides general financial oversight in financial reporting and the adequacy of the Registrant's internal controls through periodic meetings with Registrant's management and its external auditors.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for 1996, 1995 and 1994, of those persons who were during 1996 (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company.

                                                            Annual Compensation                    Long-Term Compensation
                                               ----------------------------------------------    ---------------------------
                                                                                   Other         Securities        All Other
Name and                         Fiscal                                           Annual         Underlying       Compensation
Principal Position(1)           Year(1)        Salary($)       Bonus($)       Compensation($)    Options(#)           ($)
---------------------           -------        ---------       --------       ---------------    ----------        ---------
Zvi Peled                         1996         124,038         60,000            21,820(11)           --            3,750
President and Chief               1995            --             --                 --                --              --
Executive Officer                 1994            --             --                 --                --              --

Yoav M. Cohen                     1996          44,000         13,000               461(10)           --            2,462(6)
Chief Financial Officer           1995            --             --                 --                --              --
& Secretary                       1994            --             --                 --                --              --

Menashe Ben-David (2)             1996          98,000         30,000            18,658(9)            --            1,970(6)
Chief Operating Officer           1995          98,000          5,000            24,066(4)            --            5,635(5)
and Executive VP of               1994          95,115         10,654(3)         25,280(7)        200,000**         5,876(8)
Operations of Bogen

Kasimir Arciszewski               1996         119,682        128,971                   *             --              --
Co-Founder and Co-                1995         125,820        163,565                   *             --              --
Managing Director of              1994         110,880        180,432                   *             --              --
Speech Design

Hans Meiler                       1996         119,682        128.971                   *             --              --
Co-Founder and Co-                1995         125,820        163,565                   *             --              --
Managing Director of              1994         110,880        180,432                   *             --              --
Speech Design



* Did not receive prerequisites or other personal benefits, securities, or property having an aggregate value of greater than the lower of $50,000 or 10% of the total salary and bonus reported for such executive officer.

** Securities underlying options to purchase 200,000 shares of Common Stock of Bogen. In 1997 the Registrant intends to convert such options into options to acquire 66,667 shares of Common Stock of the Registrant. The shares of Common Stock of Bogen have no readily ascertainable market value.

(1) Prior to April 6, 1995, the Registrant was a Specified Purpose Acquisition Company, which did not engage in any substantive commercial business other than evaluating prospective companies for acquisition. During this time, Messrs. Rosenfeld and Stern were the Registrant's Co-Chief Executive Officers and did not receive any material compensation from the Company for such services. Accordingly, in order to provide meaningful comparative information, this table presumes that the Business Combination occurred as of January 1, 1994 and sets forth the relevant compensation information, as paid by Bogen or Speech Design, as the case may be, with respect to each executive officer from said date.

(2) Mr. Ben-David was the Acting President and Chief Executive Officer from November

     1995 to March 1996. Mr. Ben-David is currently the Executive Vice President of Bogen Communications, Inc.

(3) $5,654 of this bonus consists of compensation paid to Mr. Ben-David for unused vacation days accrued in 1995.

(4)  Includes a housing expense allowance of $19,097.

(5) Consists of $3,866 in contributions by Geotek to Geotek's 401 plan on behalf of Mr. Ben-David and $1,787 in disability insurance premiums paid by the Company on behalf of Mr. Ben-David.

(6) Includes disability and/or life insurance premiums paid by the Company on behalf of the employees.

(7)  Includes a housing expense allowance of $20,320.

(8) Represents $4,168 in contributions by Geotek to Geotek's 401 plan on behalf of Mr. Ben-David and $1,708 in disability insurance premiums paid by the Company on behalf of Mr. Ben-David.

(9)  Includes a housing expense allowance of $17,628.

(10) Includes car allowance.

(11) Includes a housing expense allowance of $20,000, and car allowance of $1,820.

Option/SAR Grants in 1996

     At the Annual Meeting of Stockholders of the Registrant, held on December 13, 1996, the Stockholders adopted the Company's 1996 Incentive Stock Option Plan (the "Plan"). Pursuant to which the Registrant may grant employees of the Registrant and its subsidiaries (including employee directors), non-employee directors and independent contractors and consultants option to shares of the Company's Common Stock. The Company has reserved 1,253,335 shares of Common Stock for issuance pursuant to the Plan. The exercise price of all stock options granted pursuant to the Plan will be determined by a committee of the Board of Directors on a case by case basis. See "Item 4. Submission of Matters to a Vote of Security Holders".

     No stock options were granted to or exercised by any of the named executive officers during the 1996 fiscal year. In addition, the Company has no SAR Plan and has not issued SAR rights during 1996. Pursuant to its employment agreement with Mr. Peled, however, the Company has agreed to grant him options to purchase 175,000 shares of Common Stock with exercise prices ranging from $5.00 to $10.00. In addition, upon their employment, the Company agreed to grant to Mr. Cohen options to purchase 50,000 shares of Common Stock. (See "Employment Agreements.") In July 1994, Mr. Ben-David was granted options to purchase 200,000 shares of Common Stock of Bogen. In lieu of such stock options, the Company has agreed to grant Mr. Ben David options to purchase 66,667 shares of the Company's Common Stock with an exercise price of $5.50 per share.

       The Registrant does not offer its employees any long-term incentive plans, other than stock options, nor does it offer any defined benefit or actuarial plans.

Compensation of Directors

     Directors, other than non-employee directors who are members of the Executive Committee of the Board, receive no compensation for acting as directors to the Registrant. During 1996, Messrs. Rosenfeld and Stern received $50,000 each as members of the Registrant's Executive Committee.

Employment Contracts

     In January 1996, the Registrant entered into an agreement with Mr. Zvi Peled generally setting forth the terms and provisions of his employment as President and Chief Executive Officer of the Registrant. Mr. Peled joined the Registrant in such capacity in March 1996. Mr. Peled's base salary is $150,000 per annum and he is entitled to a minimum annual bonus of $50,000, contingent upon the satisfaction of performance criteria established by the Registrant's Board of Directors and Mr. Peled at the start of each year. In addition, the Registrant agreed to grant Mr. Peled stock options to purchase 175,000 shares of the Registrant's Common Stock, at the following prices: 75,000 shares at an exercise price of $5.00 per share, 75,000 shares at an exercise price of $7.50 per share, and 25,000 shares at an exercise price of $10.00 per share. Such options will vest in equal installments over a five year period. In addition, the Registrant provides Mr. Peled with $2,000 per month towards home rental payments, as well as a car. Effective January 1, 1997, and in lieu of participating in the Company's 401(k) Retirement Savings Plan and the Registrant's life and disability insurance plans, Mr. Peled receives an additional $2,300 per month, which amount is applied towards Mr. Peled's personal benefits program. In the event that Mr. Peled's employment is terminated without cause, Mr. Peled will continue to receive his salary and benefits until he obtains a replacement position or for six months, whichever is sooner. Pursuant to the employment agreement, Mr. Peled was provided with a $10,000 relocation allowance.

     The Company also has a written agreement with Mr. Yoav M. Cohen, dated August 1, 1996, generally setting forth the terms and provisions of his employment as Chief Financial Officer of the Registrant. Mr. Cohen joined the Registrant in such capacity on July 31, 1996. Mr. Cohen's annual base salary is $110,000 and he may receive an annual bonus equal to 1 - 1.5% of the profits of the Company during the relevant fiscal year. Pursuant to the employment agreement, the Company agreed to grant Mr. Cohen stock options, in accordance with the terms and provisions of the Company's 1996 Incentive Stock Option Plan, to purchase 50,000 shares of the Registrant's Common Stock. Mr. Cohen also participates in the Registrant's 401(k) Retirement Savings Plan, health and dental plans, and disability and life insurance plans as well as additional disability and life insurance with an annual premium of up to $3,000. In addition, Mr. Cohen is provided with a Company car, insured by the Company. In the event that Mr. Cohen is terminated without cause, he is entitled to a severance package pursuant to which he would continue to receive his base salary and related benefits for six months.

     Mr. Ben-David is employed by the Company pursuant to a written agreement with Geotek, dated June 7, 1991, which has no definite term. The agreement provides for Mr. Ben-David to receive a base salary of $75,000 per year, subject to periodic review and increase by Geotek. Geotek has also agreed to provide life and health insurance to Mr. Ben-David as well as an automobile. Mr. Ben-David also received a total of 50,000 stock options to purchase shares of common stock of Geotek. Geotek is entitled to terminate the employment agreement at any time upon thirty days prior written notice; provided, however, that Geotek continues to pay Mr. Ben-David his base salary for a period of six months from termination of the agreement, unless Mr. Ben-David is terminated as a result of certain conditions. Mr. Ben-David has agreed not to compete with Geotek for a period of two years after his employment is terminated. The Company has assumed all of Geotek's obligations under this agreement.

     Mr. Arciszewski is employed by Speech Design pursuant to a written agreement dated February 9, 1993 which has no definite term. The agreement provides for Mr. Arciszewski to receive a base salary of DM 180,000 ($119,682 as of December 31, 1995), subject to review and increase by the parties at the end of each calendar year. In addition, Mr. Arciszewski is entitled to annual bonuses based on Speech Design's pre-tax profits. Speech Design has agreed to provide Social Security and health insurance benefits to Mr. Arciszewski and agreed to furnish an automobile to him. Mr. Arciszewski has agreed not to compete with Speech Design during the term of the agreement and for one year thereafter and Speech Design has agreed to compensate Mr. Arciszewski during this noncompetition period.

     Mr. Meiler is employed by Speech Design pursuant to a written agreement dated February 9, 1993 which has no definite term. The agreement provides for Mr. Meiler to receive a base salary of DM 180,000 ($119,682 as of December 31, 1995), subject to review and increase by the parties at the end of each calendar year. In addition, Mr. Meiler is entitled to annual bonuses based on Speech Design's pre-tax profits. Speech Design has agreed to provide Social Security and health insurance benefits to Mr. Meiler and agreed to furnish an automobile to him. Mr. Meiler has agreed not to compete with Speech Design during the term of the agreement and for one year thereafter and Speech Design has agreed to compensate Mr. Meiler during this noncompetition period. Mr. Meiler has agreed not to disclose any of Speech Design's business or trade secrets.

Compensation Committee Interlocks and Insider Participation

     The Executive Committee of the Board also functions as the Board's Compensation Committee. During the 1996 fiscal year, the Executive Committee of the Board consisted of Messrs. Bibring, Eitan, Rosenfeld and Stern. During the past fiscal year, none of the members of the Executive Committee was an officer or employee of the Company. From March 1995 to August 1995, Messrs. Rosenfeld and Stern were Co-Chief Executive Officers and Presidents of the Registrant.

Compensation Committee Report on Executive Compensation

Overview and Philosophy

     The Executive Committee is responsible for, among other things, developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Executive Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company. Decisions with respect to awards of stock options to executive officers are also made by the Executive Committee.

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with the values and objectives, business strategy, management initiatives, and the business and financial performance of the Company. In applying these principles the Executive Committee has established a program to:

     o Attract and retain key executives critical to the long-term success of the Company and each of its business groups.

     o    Reward   executives  for  long-term   strategic   management  and  the
          enhancement of stockholder value.

     o Integrate compensation programs with both the Company's annual and long-term strategic planning and measuring processes.

     o Support a performance-oriented environment that rewards achievement with respect to the Company's goals and also as compared to others in the industry.

     In making compensation decisions, the Executive Committee focuses on the individual contributions of executive officers to the Company's strategic goals, including, but not limited to, the execution by such officers of the Company's business plan. The Executive Committee uses its discretion to set executive compensation where, in its judgment, external, internal or an individual's circumstances warrant it.

     The Executive Committee also periodically reviews the compensation policies of other similarly situated companies, as set forth in the proxy statements of such companies, to determine whether the Company's compensation decisions are competitive within the telecommunications and electronics industries, as well as with a broader group of companies of comparable size and complexity. This comparison group includes the companies in the Standard & Poor's Small Cap 600 and the Standard & Poor's Telephone 500. The Executive Committee focuses on companies engaged in these industries because these are the areas where the Company has recently devoted, and expects to continue to devote, a substantial portion of its efforts and resources.

Executive Officer Compensation Program

     The Company's executive officer compensation program is comprised of base salary, bonus, long-term incentive compensation in the form of stock options and various benefits, including medical and pension plans generally available to employees of the Company.

     Base Salary, Options and Bonus. Base salary levels for the Company's executive officers are competitively set relative to companies in the electronics industries and other comparable companies. In determining salaries, the Executive Committee also takes into account individual experience and performance and specific issues particular to the Company. The Executive Committee generally sets base salary for executive officers at the median to low end of the range at which comparable companies compensate their executive officers. The Executive Committee believes that executive officers should receive a significant portion of their compensation in the form of discretionary bonuses and stock options as these types of compensation awards provide a better incentive to executive officers to achieve long-term value for the Company and its stockholders. The Executive Committee believes they have achieved a proper balance between providing enough immediate cash compensation to retain and attract top quality managers and providing long term incentives, in the form of stock options and cash bonuses, to promote long-term growth for the Company's stockholders.

     Benefits. The Company provides medical and pension benefits to its executive officers that are generally available to the Company's employees. The Executive Committee does not consider benefits and perquisites to be a significant portion of the Company's executive officer compensation.

     Section 162(m) of the Internal Revenue Code. In general, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the ability of public corporations to deduct remuneration in excess of certain thresholds paid to certain executive officers. The Executive Committee continuously monitors and reviews the compensation of the Company's highest paid executive officers to ensure that the Company's deduction for remuneration is not subject to the limitations imposed by Section 162(m) of the Code. For example, remuneration to executive officers in the form of stock options is intended to qualify as performance-based compensation within the meaning of Section 162(m) of the Code and, thus, would not be subject to deduction limitations imposed thereunder.

Chief Executive Officer Compensation

     Mr. Peled, who was appointed President and CEO as of February 22, 1996, received an annual base salary of $150,000 in the fiscal year ended December 31, 1996. A minimum annual bonus of $50,000 will be paid provided certain predetermined annual milestones have been met. These milestones are determined and agreed upon by the Board and Mr. Peled, annually. Mr. Peled was also granted 175,000 Company stock options (for further details regarding options granted please refer to Part III, Employment Contracts). Mr. Peled has been granted rent payments in the amount of $2,000 per month, a Company car including related business expenses, the ability to participate in various Company insurance and pension plans. The Compensation Committee believes that Mr. Peled's total compensation package is reasonable in light of the demands which were, and will continue to be, placed on him during the coming years. In addition, this compensation level reflects the Compensation Committee's confidence in Mr. Peled and the Company's desire to attract and retain his talents, as the President and Chief Executive Officer of the Company. (See "Item 11." - Employment Contracts.)

     The foregoing report has been furnished by the Executive Committee consisting of Messrs. Bibring, Eitan and Stern.

Performance Comparison Graph

     The following graph compares the cumulative total stockholder return on the Registrant's Common Stock since October 5, 1995 (the first day of trading in the Registrant's Common Stock on the American Stock Exchange) with the cumulative return on the S&P Smallcap 600 Index and the S&P Telephone - 500 over the same period (assuming the investment of $100 in the Company's Common Stock, the S&P Smallcap 600 Index and the S&P Telephone - 500 on October 5, 1995, and reinvestment of all dividends). The cumulative total of stockholder return represents the value that such investments would have had on December 31, 1996. Total return calculations for the S&P Smallcap 600 Index and for the S&P Telephone - 500 were performed for Standard & Poor's Compustat Services, Inc.

     This graph will not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates this information by reference, and shall not otherwise be deemed to be filed under such Acts.

                            TOTAL SHAREHOLDER RETURNS
                             (Dividends Reinvested)

                            ANNUAL RETURN PERCENTAGE
                                  Years Ending

Company/Index                      Dec-95         Dec-96
-------------                      ------         ------
Bogen Communications Intl          -40.98          18.39
S&P Telephone 500                   25.48           1.00
S&P Smallcap 600 Index               9.64          21.32

                                INDEXED RETURNS
                                  Years Ending

                                Base Period
Company/Index                 October 5, 1995     Dec-95         Dec-96
-------------                 ---------------     ------         ------
Bogen Communications Intl           100            59.02          69.87
S&P Telephone 500                   100           125.48         126.74
S&P Smallcap 600 Index              100           109.64         133.01

Prepared by Standard & Poor's Compustat
Custom Products Division - 3/28/97

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership of the Company's securities with the Securities and Exchange Commission and the American Stock Exchange. Executive officers and directors are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that each of Messrs. Mitchell and Stern failed to file a report in connection with the release of shares of common stock of the Registrant from an escrow account. The Company has been advised that Messrs. Mitchell and Stern will make all the necessary filings promptly.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Exchange Act of the Common

Stock as of March 1, 1996, for (a) directors and executive officers of the Company, (b) all directors and executive officers of the Company, as a group, and (c) each person who is known by the Registrant to own beneficially 5% or more of the Registrant's Common Stock. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares of Common Stock listed next to such person's name.


                                 Total Number of Shares       Percentage of
Directors, Nominees and              of Common Stock      Class of Common Stock
Executive Officers                 Beneficially Owned     Beneficially Owned(1)
------------------                 ------------------     ---------------------
Yoram Bibring                                    0                 0
Yaron Eitan(2)                                   0                 0
Dr. Leonard Lodish                               0                 0
Michael McCoy                                    0                 0
David Jan Mitchell(3)                      170,001               2.95%
Yoav Stern(4)                              357,500               6.21%
Zvi Peled                                        0                 0
Yoav M. Cohen                                    0                 0
Kasimir Arciszewski                              0                 0
Hans Meiler                                      0                 0
All directors and
  executive officers
  as a group (12 persons)                  527,501               9.16%

Other Beneficial Owners
Geotek Communications, Inc.              3,901,919(5)           65.48%
   102 Chestnut Ridge Road
   Montvale, NJ 07645


(1) The percentage column represents the percentage of Common Stock beneficially owned calculated in accordance with the Securities Exchange Act of 1934, whether presently issued and outstanding or reserved for issuance pursuant to exercise of acquisition rights.

(2) Mr. Eitan is President, Chairman of the Board of Directors of Geotek. Geotek is the record and beneficial owner of 3,701,919 shares of Common Stock and 200,000 Warrants. Due to his positions with Geotek, Mr. Eitan may be in a position to direct the voting and disposition of Common Stock and warrants held by Geotek. Mr. Eitan disclaims beneficial ownership of such shares and Warrants.

(3) Consists of 75,001 shares directly owned by Mr. Mitchell and 95,000 shares beneficially owned by EGAC II. Messrs. Stern and Mitchell each own one third of the issued and outstanding capital stock of EGAC II and, as such, may be deemed to beneficially own those securities held by EGAC II. EGAC II is the beneficial owner of 95,000 shares of Common Stock.

(4) Consists of 262,500 shares beneficially owned by Helix Capital LLC, which may be
                                       35
     deemed to be beneficially owned by Mr. Stern and 95,000 shares beneficially owned by EGAC II, which Mr. Stern may be deemed to beneficially own.

(5) Includes 200,000 shares of Common Stock issuable upon exercise of currently exercisable warrants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the 1996 fiscal year, the Company did not enter into any transaction with any director, officer, nominee for election, or any security holder who is known to the Company to own more than five percent of the Registrant's Common Stock or any family member of any of the foregoing.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial  Statements See "Item 8. Financial Statements and Supplementary
                             Data."

(a)(2) Financial Statement Schedules:

       Schedule I: Condensed Financial Information of Bogen Communications International, Inc. (Parent Company Only)

       Schedule II: Valuation and Qualifying Accounts

Schedule I - Condensed Financial Information of Bogen Communications International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company only)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 and 1995
                            (IN THOUSANDS OF DOLLARS)

                                     Assets
                                                           1996          1995
                                                           ----          ----
CURRENT ASSETS:
Cash and cash equivalents                                $    305      $    968
Prepaid expenses and other current assets                    --               3
                                                         --------      --------
         Total Current Assets                                 305           971


Organization costs, net                                        19            30
Investment in subsidiaries                                 17,643        15,945
Note Receivable from related party                            553          --
                                                         --------      --------

      TOTAL ASSETS                                       $ 18,520      $ 16,946
                                                         ========      ========

                       Liabilities & Stockholders' Equity

CURRENT LIABILITIES:
Accounts payable & accrued expenses                           181           453
Advances to related parties                                   169           209
                                                         --------      --------
      Total Current Liabilities                               350           662

Notes payable to related parties                              594         3,141

      TOTAL LIABILITIES                                       944         3,803
                                                         --------      --------
STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized; none
  issued and outstanding at December 31,
  1996 and 1995, respectively                                --            --
Common stock - $.001 par value; 50,000,000
shares authorized; 5,758,850 and 5,759,350
shares issued and outstanding at December 31,
1996 and 1995, respectively                                     6             6
Additional paid-in capital                                 21,774        19,175
Accumulated deficit                                        (4,177)       (6,185)
Currency translation adjustments                              (27)          147
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY                           17,576        13,143
                                                         --------      --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 18,520      $ 16,946
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

Schedule I - Condensed Financial Information of Bogen Communications
             International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company only)
                             STATEMENT OF OPERATIONS
             FOR THE YEAR ENDED DECEMBER 31, 1996 and FOR THE PERIOD
                    FROM AUGUST 21, 1995 to DECEMBER 31, 1995
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                       1996             1995
                                                       ----             ----

Revenues:                                          $      --        $      --

Operating Expenses:
  General and Administrative                               371              173
  Amortization expense                                      11                4
                                                   -----------      -----------

Loss From Operations                                      (382)            (177)

Other expenses:
  Equity in (income) loss of
           subsidiaries                                 (2,496)           2,740
  Acquisition costs                                       --              1,491
  Interest expense, net                                     42              135
                                                   -----------      -----------

   Income (loss) before provision for
     income taxes                                        2,072           (4,543)
   Provision for income taxes                               64             --
                                                   -----------      -----------

   Net Income (loss)                               $     2,008      $    (4,543)
                                                   ===========      ===========

   Net Income (loss) per common share:

   Net Income (loss)                               $      0.35      $     (1.37)
                                                   ===========      ===========

   Weighted average number of
     common shares outstanding                     $ 5,759,075      $ 3,311,668
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

Schedule I - Condensed Financial Information of
Bogen Communications International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                 STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)
            For the Period August 21, 1995 through December 31, 1996

                                                                 CUMULATIVE
                                                 COMMON STOCK   COMMON  STOCK
                                                 SUBJECT TO     -------------         ADDITIONAL                      CURRENCY
                                                  POSSIBLE     NUMBER                  PAID-IN       ACCUMULATED     TRANSLATION
                                                 REDEMPTION   OF SHARES     AMT        CAPITAL         DEFICIT       ADJUSTMENTS
                                                 ----------   ---------     ---        -------         -------       -----------
Balance at August 21, 1995
 (Date of Acquisition)                           $   1,575    1,615,155   $      2     $  6,613      $   (351)       $    --

Accretion of redemption value
 of common stock                                        52         --         --            (52)         --               --

Reclass of common stock subject to
 redemption to common stock upon
 the Company's acquisition of
 Bogen and Speech Design                            (1,627)     309,845       --          1,627          --               --

Issuance of common stock and
 other adjustment to effect
 combination with Bogen and
 Speech Design                                        --      3,701,919          4       10,247        (1,291)              37

Issuance of common stock and warrants
 to purchase  60,000 shares of common stock
 for services provided to facilitate the
 acquisition of Bogen and Speech Design               --        132,431       --            740          --               --

Translation adjustments                               --           --         --           --            --                110

Net loss for the period                               --           --         --           --          (4,543)            --
                                                 ---------    ---------   --------     --------      --------        ---------
Balance at December 31, 1995                          --      5,759,350   $      6     $ 19,175      $ (6,185)       $     147


   The accompanying notes are an integral part of these financial statements.

Schedule I - Condensed Financial Information of
Bogen Communications International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                 STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)
            For the Period August 21, 1995 through December 31, 1996

                                                   CUMULATIVE
                                  COMMON STOCK   COMMON  STOCK
                                  SUBJECT TO     -------------        ADDITIONAL                     CURRENCY
                                   POSSIBLE     NUMBER                 PAID-IN       ACCUMULATED    TRANSLATION
                                  REDEMPTION   OF SHARES     AMT       CAPITAL         DEFICIT       ADJUSTMENT
                                  ----------   ---------     ---       -------         -------       ----------

Restructuring of $3,000 related
 party note with related interest    --           --          --           2,602          --               --

Repurchased and canceled common
 stock                               --           (500)       --            --              (3)            --

Translation adjustments              --           --          --            --            --               (174)

Net Income for the period            --           --          --            --           2,008             --
                                    -----   ----------    --------    ----------    ----------       ----------

Balance at December 31, 1996        $--      5,758,850    $      6    $   21,774    $   (4,177)      $      (27)
                                    =====   ==========    ========    ==========    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

Schedule  I  -  Condensed   Financial   Information   of  Bogen   Communications
International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
               FOR THE PERIOD AUGUST 21, 1995 to DECEMBER 31, 1995
                            (IN THOUSANDS OF DOLLARS)

                                                               1996        1995
                                                               ----       -----

NET CASH(USED IN)OPERATING ACTIVITIES                        $   (75)   $  (383)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash obtained in the acquisition of Bogen and
         Speech Design                                          --        8,149
   Notes receivable from subsidiary                             (553)      --
                                                             -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (553)     8,149
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividend paid to Geotek related to the combination           --       (7,000)
   Proceeds from debt issued to related parties                 --          317
   Payment on debt to non-related parties                       --         (115)
   Advances to subsidiaries                                      (40)      --
                                                             -------    -------
NET CASH (USED IN) FINANCING ACTIVITIES                          (40)    (6,798)
                                                             -------    -------
INCREASE (DECREASE) IN CASH                                     (668)       968
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 968       --
                                                             -------    -------
Effects of Exchange Rate on Cash                                   5       --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   305    $   968
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-Cash Investing Activities

Restructuring of $3,000 related party note and
   related interest                                          $ 2,602    $  --
                                                             =======    =======
Common stock and warrants issued as consideration
   for certain services provided to the Company in
   connection with the combination                           $  --      $   740
                                                             =======    =======

   The accompanying notes are an integral part of these financial statements.

Schedule I -  Condensed Financial Information of Bogen Communications
           International, Inc.(Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                          Notes to Financial Statements

1.   Organization and Business Operations:

On April 6, 1995 Bogen Communications International, Inc. (The "Company") announced that it had entered into a definitive agreement concerning the proposed acquisition by the Company of Geotek Communications, Inc.'s ("Geotek") 67% interest in Speech Design GmbH ("Speech Design"), a German company which focuses on telephone peripherals utilizing digital voice processing technologies, and Geotek's 99% interest in Bogen Corporation ("Bogen"), a New Jersey-based corporation which focuses on telecommunications peripherals and sound and communications equipment. This combination was consummated on August 21, 1995 and results of operations are recorded since the date of acquisition.

2.   Summary of Significant Accounting Policies:

a.   Basis of Presentation

These parent company only comparative financial statements reflect the operations and financial position of the Company for the year ended December 31, 1996 and for the period from August 21, 1995 through December 31, 1995. As described in the footnotes to the consolidated financial statements, the acquisition of Bogen and Speech Design on August 21, 1995 has been accounted for as a reverse acquisition by Bogen and Speech Design, companies under the common control of Geotek.

b.   Organization Costs

Organization costs incurred in 1993 are being amortized over 60 months.

c.   Net Income (Loss) per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, including common stock equivalents (unless anti-dilutive).

d.   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalent.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


Column A                                    Column B         Column C        Column C           Column D           Column E
--------                                    ---------       ----------      -----------         --------          ---------
                                            Balance at      Charged to                                            Balance at
                                            Beginning       Costs and                                               End of
 Description                                of Period        Expenses          Other            Deduction           Period
 -----------                                ---------        --------          -----            ---------           ------
Year ended December 31, 1996:
 Allowance for doubtful
    accounts                                 $   424         $   153         $    (1)(d)        $  (106)(a)        $   470
 Reserve for inventory
    obsolescence                               2,552             257             (16)(d)         (1,667)(b)          1,126
 Allowance for tax valuation                   4,831            (694)           --                 --                4,137
                                             -------         -------         -------            -------            -------
                                             $ 7,807         $  (284)        $   (17)           $(1,773)           $ 5,733
                                             =======         =======         =======            =======            =======

Year ended December 31, 1995:
 Allowance for doubtful
    accounts                                 $   365         $   311         $  --              $  (252)(a)        $   424
 Reserve for inventory
    obsolescence                               1,267           2,216               6(d)            (937)(b)          2,552
Allowance for tax valuation                    3,132           1,631              68(c)            --                4,831
                                             -------         -------         -------            -------            -------
                                             $ 4,764         $ 4,158         $    74            $(1,189)           $ 7,807
                                             =======         =======         =======            =======            =======


Year ended December 31, 1994:
 Allowance for doubtful
    accounts                                 $   220         $   283          $    3(c)         $  (141)(a)        $   365
Reserve for inventory
    obsolescence                                  60           1,273            --                  (66)(b)          1,267
Allowance for tax valuation                    2,070           1,062            --                 --                3,132
                                             -------         -------         -------            -------            -------
                                             $ 2,350         $ 2,618         $     3            $  (207)           $ 4,764
                                             =======         =======         =======            =======            =======

(a) Uncollectible accounts written off, net of recoveries.
(b) Write-off of obsolete inventory.
(c) Assumed through acquisition.
(d) Currency exchange effect.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1996.

     (c)  Exhibits

          The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

             Exhibit
               No.      Description
              ----      -----------
              3.1       Certificate of Incorporation.1
              3.2       By-laws.1
              3.3       Certificate of Correction to the Certificate of
                        Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995.2
              3.4       Certificate of Amendment to the Certificate of
                        Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995.3
              4.1       Form of Common Stock Certificate.1
              4.2       Form of Warrant Certificate.1
              4.3       Unit Purchase Option Granted to GKN Securities Corp.1
              4.4       Warrant Agreement between Continental Stock Transfer
                        & Trust Company and the Company.1
              4.5       Voting Agreement, dated August 21, 1995, by and among
                        Geotek Communications, Inc., Yoav Stern, Joram D.
                        Rosenfeld and David Jan Mitchell.4
              4.6       Bogen Communications, International, Inc. 1996 Incentive
                        Stock Option Plan 7
             10.1       Form of Agency Agreement, dated as of June 28, 1993,
                        between the Company and GKN Securities Corp.
                        (without schedules).1
             10.2       Letter Agreement among each of the Stockholders of the
                        Company, the Company and GKN Securities Corp.
                        (without schedules).1
             10.3       Form of Investment Management Trust Agreement between
                        United States Trust Company of New York and the
                        Company.1
             10.4       Form of Share Escrow Agreement between the Company and
                        Continental Stock Transfer & Trust Company.1
             10.5       Form of Indemnification Agreement between the Company
                        and its officers, directors and advisors.4
             10.6       Stock Purchase Agreement, dated April 6, 1995, by and
                        between Geotek Communications, Inc. and European
                        Gateway Acquisition Corp.2
             10.7       Letter Amendment, dated May 10, 1995, to the Stock
                        Purchase Agreement.5
             10.8       Side Letter Agreement, dated May 10, 1995, between
                        Geotek Communications, Inc. and European Gateway
                        Acquisition Corp. regarding the issuance of certain stock warrants.6

             10.9 Letter Amendment, dated May 30, 1995, to the Stock Purchase Agreement.5
             10.10 Letter Amendment, dated June 27, 1995, to the Stock Purchase Agreement.5
             10.11 Letter Amendment, dated August 21, 1995, to the Stock Purchase Agreement.4
             10.12 Letter Agreement, dated August 21, 1995, to the Stock Purchase Agreement.4
             10.13 Letter Agreement, dated May 8, 1996, to the Stock Purchase Agreement.
             10.14 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen.
             10.15 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.
             10.16 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.
             10.17      Corporate Guaranty of Bogen Communications
                        International, Inc.
             10.18      Corporate Guaranty of Bogen Corporation.

          *  21.1       Subsidiaries of the Company.
          *  23.1       Consent of Coopers & Lybrand L.L.P.

          ----------
          *Filed Herewith
          1. Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-65294), dated October 7, 1993.

          2. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          3. Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

          4. Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.

          5. Incorporated by reference to the Exhibits to the Company's Proxy Statement, dated July 12, 1995, for a Special Meeting of Stockholders, as amended by addendum, dated July 18, 1995.

          6. Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

          7.   Incorporated by reference to the Exhibits to the Company's
               Registration Statement on Form S-8 (File No. 333-       ),
               dated February 4, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

By: /s/ Zvi Peled
    -------------------------------
        Zvi Peled, President
        and Chief Executive Officer

Date:   March __, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March__, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Zvi Peled                       President and Chief Executive Officer
--------------------------------
    Zvi Peled

/s/ Yoav M. Cohen                   Chief Financial Officer, and Secretary
--------------------------------
    Yoav M. Cohen

/S/ Yaron I. Eitan                  Director, Chairman of the Board of Directors
--------------------------------
    Yaron I. Eitan

/s/ Yoram Bibring                   Director
--------------------------------
    Yoram Bibring

/s/ Michael McCoy                   Director
--------------------------------
    Michael McCoy

/s/ David Jan Mitchell              Director
--------------------------------
    David Jan Mitchell

/s/ Yoav Stern                      Director
--------------------------------
    Yoav Stern

/s/ Dr. Leonard Lodish              Director
--------------------------------
    Dr. Leonard Lodish

                                  EXHIBIT INDEX

Exhibit
  No.
------
10.14 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen.
10.15 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.
10.16 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.
10.17  Corporate Guaranty of Bogen Communications International, Inc.
10.18  Corporate Guaranty of Bogen Corporation.
21.1   Subsidiaries of the Company
23.1   Consent of Coopers & Lybrand L.L.P.