Form 10-Q
period 1997-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1997-05-15
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ______.

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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No __

As of May 14, 1997, 5,758,850 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

Facing Sheet                                                                 1

Index                                                                        2

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996 (Unaudited)                                     3

     Condensed Consolidated Statements of Operations for the three
       months ended March 31, 1997 and 1996 (Unaudited)                      5

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       for the three months ended March 31, 1997 (Unaudited)                 6

     Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 (Unaudited)                          7

     Notes to Condensed Consolidated Financial Statements (Unaudited)        8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 11

PART II.  OTHER INFORMATION:

  Item 6.  Exhibits                                                         14

Signatures                                                                  17

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

ASSETS                                                March 31,    December 31,
                                                        1997          1996
                                                      ---------    ------------
                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                              $   533       $   885
Accounts receivable (less allowance for doubtful
    accounts of $509 and $470 at March 31,
    1997 and December 31, 1996, respectively)            6,189         6,517
Inventories, net                                         6,799         6,519
Prepaid expenses and other current assets                  688           780
                                                       -------       -------

    TOTAL CURRENT ASSETS                                14,209        14,701

Property and equipment, net                              2,134         2,130
Goodwill and intangible assets, net                     14,115        14,308
Other assets                                               226           247
                                                       -------       -------

    TOTAL ASSETS                                       $30,684       $31,386
                                                       =======       =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                                      March 31,   December 31,
LIABILITIES                                             1997          1996
                                                      ---------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES
Amounts outstanding under revolving
   credit agreements                                   $ 4,407       $ 4,828
Accounts payable                                         3,521         3,707
Accrued expenses                                         2,612         3,026
Income taxes payable                                        96          --
Advances and notes payable to related parties              761           746
Current maturities of notes payable to
   non-related parties                                       5             5
                                                       -------       -------

    TOTAL CURRENT LIABILITIES                           11,402        12,312

Advances and notes payable to related parties              333           361
Notes payable to non-related parties                         7             8
Other long term liabilities                                502           536
Minority interest                                          732           593
                                                       -------       -------

    TOTAL LIABILITIES                                   12,976        13,810
                                                       -------       -------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000
   shares authorized; none issued and outstanding
   at March 31, 1997 and December 31, 1996.               --            --

Common stock  - .001 par value; 50,000,000
   shares authorized; and 5,758,850 shares
   issued and outstanding at March 31, 1997
   and December 31, 1996.                                    6             6
Additional paid-in capital                              21,774        21,774

Accumulated deficit                                     (3,852)       (4,177)

Currency translation adjustments                          (220)          (27)
                                                       -------       -------

    TOTAL STOCKHOLDERS' EQUITY                          17,708        17,576
                                                       -------       -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $30,684       $31,386
                                                       =======       =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Share Amounts)
(UNAUDITED)

                                                         THREE MONTHS ENDED
                                                       MARCH 31,    MARCH 31,
                                                         1997         1996
                                                       ---------    ---------
Net Sales                                                $11,508      $11,358

Cost of goods sold                                         6,188        6,553
                                                         -------      -------

   Gross profit                                            5,320        4,805

Operating expenses:
   Research and development                                  686          654
   Selling, general and administrative                     3,618        3,252
   Amortization of goodwill and intangible assets            109          111
                                                         -------      -------
Income from operations                                       907          788

Other (income) expenses:
   Interest expense, net                                     116          160
   Interest expense to related parties                        17            7
   Minority interest of consolidated subsidiaries            139          107
   Other (income) expenses                                   (26)         --
                                                         -------      -------

Income before provision for income taxes                     661          514

Provision for income taxes                                   336          400
                                                         -------      -------

Net income                                               $   325      $   114
                                                         =======      =======

NET INCOME PER COMMON SHARE                              $  0.06      $  0.02
                                                         =======      =======

WEIGHTED AVERAGE NUMBER OF                             5,758,850    5,759,350
COMMON SHARES OUTSTANDING                              =========    =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands of Dollars)
(UNAUDITED)

                                  COMMON STOCK



                               NUMBER         ADDITIONAL              CURRENCY
                                 OF            PAID-IN   ACCUMULATED TRANSLATION
                               SHARES   AMOUNT CAPITAL     DEFICIT   ADJUSTMENTS
                               ------   ------ -------     -------   -----------
Balance at December 31, 1996  5,758,850   $6   $21,774    $(4,177)     $ (27)

Translation adjustments                                                 (193)

Net income for the period                                     325
                              ---------   --   -------    -------      -----

Balance at March 31, 1997     5,758,850   $6   $21,774    $(3,852)     $(220)
                              =========   ==   =======    ========     ======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                       MARCH 31,    MARCH 31,
                                                         1997         1996
                                                         ----         ----

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES           $169        $   70
                                                         ----        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and
        leasehold improvements                           (353)         (108)

     Collection of notes receivable                        --             9
                                                         ----        ------
     NET CASH FLOW (USED IN) INVESTING ACTIVITIES        (353)          (99)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts (paid) borrowed under notes payable           --          (102)
     Amounts (paid) borrowed under
        revolving credit agreements                      (159)         (102)
     Advances and notes payable - related parties          18          (145)
                                                         ----        ------

     NET CASH (USED IN) FINANCING ACTIVITIES             (141)         (349)
                                                         ----        ------

DECREASE IN CASH                                         (325)         (378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          885         1,276
      Effects of Exchange Rate on Cash                    (27)          (76)
                                                         ----        ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $533        $  822
                                                         ====        ======

SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
       Restructuring of $3,000 related
          party note and related interest                  --        $2,602

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except Per Share Amounts)
(UNAUDITED)

1.   Basis of Presentation

     The condensed consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.   The Company

     On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. In addition there was a contingent consideration of up to $11,000, based upon a calculation of operating results of Bogen and Speech Design during the two years after the acquisition. As a result of this transaction, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction.

     In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due July 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000 to $13,500 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company $3,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. Based on managements review of the earnout calculation, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996, the first quarter of 1997, and the projected second quarter of 1997, the anticipated contingent consideration payment, if any, will not have a material adverse effect on the Company's financial position and operating results.

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

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

3.   Summary of Significant Accounting Policies.

     A.   Principles of Consolidation

          The condensed consolidated financial statements include the accounts of Bogen Communications International, Inc., Bogen and Speech Design. All significant intercompany balances and transactions have been eliminated in consolidation.

     B. Inventory, at lower of cost (first in, first out) or market, as of March 31, 1997 and December 31, 1996, is as follows:

                                                       1997           1996
                                                       ----           ----

          Raw materials and supplies                  $ 1,419        $ 1,525
          Work in progress                                850            701
          Finished goods                                4,530          4,293
                                                      -------        -------

                   Total                              $ 6,799        $ 6,519
                                                      =======        =======

     C.   Net Income Per Share

          Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year (unless anti-dilutive).

     D.   Recently Issued Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share, effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), and replaces the current presentation of primary EPS with basic EPS, which does not include dilutive effects on earnings. It is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding. The Company will adopt this standard in 1997, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

4.   Revolving Credit Agreements

     In the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly owned subsidiary of Bogen, obtained a new revolving senior credit line for a period of two years. The new credit lint has a maximum line of borrowing of $7,000 and bears an annual interest rate of .5% over the lender's prime rate, and replaces Bogen's previous line of $10,000 which had an annual interest rate of 2% to 2.75% over the lender's prime rate. The senior loan is collaterized by all of the accounts receivable, inventory, property, plant and equipment, and general intangibles of BCI and is guaranteed by the Company. Under the terms of this line of credit, BCI cannot, among other things, declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock.

5.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for 1997 and 1996 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill. In accordance with SFAS No. 109, the Company has

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars)
(UNAUDITED)

     established a valuation allowance of $3,744 and $4,137 as of March 31, 1997 and December 31, 1996, respectively. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts, including, but not limited to statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers; currency fluctuations; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


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

Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Net Sales.

Net sales of $11,508 for the first quarter of 1997 represent an increase of $150, or 1.3% from net sales of $11,358 in the first quarter of 1996.

Net sales for Commercial Sound products increased to $2,055 for the quarter ended March 31, 1997, or 4%, from net sales of $1,985 for the quarter ended March 31, 1996. Net sales of the Engineered System line of products increased to $1,169 for the quarter ended March 31, 1997, or 2%, from net sales of $1,146 for the quarter ended March 31, 1996. Net sales for the Company's Telco product line increased to $8,284, or 16%, in the first quarter of 1997 from net sales of $7,171 for the comparable period in 1996. The increase in net sales of the Company's core product lines for the quarter ended March 31, 1997 replaces $1,056 in net sales of the OAS product line for the quarter ended March 31, 1996. This represents a 12% increase in core net sales over the quarter ended March 31, 1996. The OAS product line was completely phased out as of December 31, 1996.

Foreign net sales in Deutche Marks ("DM") of $4,485 increased by 18% for the quarter ended March 31, 1997 from net sales in DM for the comparable period in 1996. The strengthening of the U.S. Dollar offsets this percentage increase down to a 6% increase in foreign net sales translated into U.S. Dollars.

Gross Profit

Gross profit in 1997 was $5,320, or 46% of sales, an increase of $515, compared to $4,805, or 42% of sales during the comparable period in 1996. The increase in gross profit is mainly due to a sales price increase in most of the Company's domestic products and a reduction in the cost of direct materials.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses ("SG&A") were $3,618, or 31%, of net sales for the first quarter of 1997 as compared to $3,252, or 29%, of net sales for the first quarter of 1996. The increase of $366 is primarily attributable to a one time bank charge of $50 relating to the implementation of a new credit line, higher staff levels versus the comparable period in 1996 and increases in temporary help, employee recruitment and professional services.

Research and Development.

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D was $686, or 6%, of net sales for the first quarter of 1997, compared to $654, or 6% of net sales for the first quarter of 1996. The $32, or 5%, increase from 1996, is attributable to higher staff levels directly related to increased levels of activity in connection with the development of new products.

Interest Expense

Interest expense in the first quarter of 1997 was $133, or 1.2%, of net sales compared to $167, or 1.5%, of net sales in 1996. The decrease in interest expense is primarily attributed to a reduction of related party and other debt.

Taxes on Income

Income tax expense for the quarter ended March 31, 1997 was $336 compared to $400 in the comparable period of 1996. The $64 decrease is due to a decrease in foreign tax expense in the amount of $91, offset by an increase of $27 in U.S. tax expense. The decrease in foreign tax was due to more efficient tax planning at Speech Design which reduced the effective tax rate. Net operating loss carryforwards generated in the United States could not be utilized to offset foreign taxes. Domestic taxes increased due to the implementation of FASB 109, where taxes are booked, but not paid out due to the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill instead of offsetting taxes.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1997 to the Company's financial and cash position as of December 31, 1996.

During the three months ended March 31, 1997, the Company focused its efforts on long-term growth by strengthening its profitable product lines. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $169 of operating capital. The Company's net income of $325 includes net non-cash charges of $479, which principally consisted of (i) depreciation and amortization of $346, (ii) a reduction of inventory reserves of $73 (iii) minority interest of consolidated subsidiaries of $139, (iv) a $39 increase in reserves for bad debt and a $28 utilization of pre-acquisition NOL charged to goodwill. Further, net changes in operational assets and liabilities used $635 in cash. Additionally, inventory increased by $443, accounts payable decreased $142 and net changes in other operating assets and liabilities used $50 in cash.

Net cash used in investing activities amounted to $353. During the first quarter of 1997 the Company purchased equipment and other fixed assets of $352. Other investing activities used $1 in cash.

Net cash used in financing activities amounted to $141. Notes payable increased $18, of which $2 were from related parties. Net repayments of $159 were made under revolving credit agreements.

As of March 31, 1997, the Company's total liabilities were $12,976, of which $11,402 was due and payable within on year. Such indebtedness included loans from third parties and loans and advances from Geotek.

In the first quarter of 1997, Bogen Communications, Inc., a wholly owned subsidiary of Bogen, obtained from Summit Bank a new $7,000 revolving credit line for a period of two years. This new line is collateralized by the accounts receivable, inventory and general intangibles of Bogen Communications, Inc. This line is guaranteed by the Company. This new line, which meets Bogen's needs, is lower than the previous line and has a lower annual interest rate than the previous line, while substantially decreasing the associated fees to be paid on an annual basis. In addition, Bogen has an established working capital line of credit with Geotek in the aggregate amount of $2,000. At March 31, 1997, Bogen had no borrowings outstanding under the working capital line with Geotek.

Speech Design, has credit lines and overdraft facilities of approximately $3.9 million. At March 31, 1997 borrowing and availability under these lines amounted to $2.9 million and $1 million, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

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

                                    EXHIBITS

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

Exhibit No.
-----------

3.1       Certificate of Incorporation (1)
3.2       By-Laws(1)
3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995 (2)
3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995 (3)
4.1       Form of Common Stock Certificate (1)
4.2       Form of Warrant Certificate (1)
4.3       Unit Purchase Option Granted to GKN Securities Corp. (1)
4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
4.5       Voting  Agreement,   dated  August  21,  1995,  by  and  among  Geotek
          Communications, Inc. Yoav Stern, Joram D. Rosenfeld and David Jan Mitchell (4)
4.6       Bogen Communications  International,  Inc. 1996 Incentive Stock Option
          Plan (7)
10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules) (1)
10.2 Letter Agreement among each of the Stockholders of the Company, the Company and GKN Securities Corp. (without schedules).(1)
10.3 Form of Investment Management Trust Agreement between United States Trust Company of New York and the Company.(1)
10.4 Form of Share Escrow Agreement between the Company and Continental Stock Transfer & Trust Company.(1)
10.5 Form of Indemnification Agreement between the Company and its officers, directors and advisors.(4)
10.6 Stock Purchase Agreement, dated April 6, 1995, by and between Geotek Communications, Inc. and European Gateway Acquisition Corp.(2)
10.7      Letter   Amendment,   dated  May  10,  1995,  to  the  Stock  Purchase
          Agreement.(5)
10.8 Side Letter Agreement, dated May 10, 1995, between Geotek Communications, Inc. and European Gateway Acquisition Corp. regarding the issuance of certain stock warrants.(6)
10.9      Letter   Amendment,   dated  May  30,  1995,  to  the  Stock  Purchase
          Agreement.(5)
10.10     Letter  Amendment,   dated  June  27,  1995,  to  the  Stock  Purchase
          Agreement.(5)
10.11     Letter  Amendment,  dated  August  21,  1995,  to the  Stock  Purchase
          Agreement.(4)
10.12     Letter  Agreement,  dated  August  21,  1995,  to the  Stock  Purchase
          Agreement.(4)
10.13     Letter Agreement, dated May 8, 1996, to the Stock Purchase Agreement.
10.14 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen (8)
10.15 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc. (8)
10.16 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc. (8)
10.17     Corporate Guaranty of Bogen Communications International, Inc. (8)
10.18     Corporate Guaranty of Bogen Corporation. (8)
*27.1     Financial Data Schedule

----------
*Filed Herewith:

     (1)  Incorporated   by  reference   to  the   Exhibits  to  the   Company's
          Registration Statement on Form S-1 (File No. 33-65294), dated October 7, 1993.

     (2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (3) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

     (4) Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.

     (5) Incorporated by reference to the Exhibits to the Company's Proxy Statement, dated July 12, 1995, for a Special Meeting of Stockholders, as amended by addendum, dated July 18, 1995.

     (6) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

     (7)  Incorporated   by  reference   to  the   Exhibits  to  the   Company's
          Registration Statement on Form S-8 (File No. 333-21245), dated February 4, 1997.

     (8) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                  (Registrant)

Date:    May 15, 1997                   By:   /s/  Zvi Peled
                                              --------------------------------
                                              Name: Zvi Peled
                                              Title:   President/CEO

Date:    May 15, 1997                   By:   /s/  Yoav M. Cohen
                                              --------------------------------
                                              Name: Yoav M. Cohen
                                              Title:   Chief Financial Officer