Form 10-Q
period 1997-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1997-08-14
CIK 908517

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
          For the transition period from          to       .

                         COMMISSION FILE NUMBER: 0-22046

                    Bogen Communications International, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                      38-3114641
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification Number)


50 Spring Street, Ramsey, New Jersey                           07446
(Address of principal executive offices)                    (Zip Code)


                                 (201) 934-8500
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

As of August 11, 1997, 5,758,850 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996 (Unaudited)                                          3

            Condensed Consolidated Statements of Operations for the three and six
              months ended June 30, 1997 and 1996 (Unaudited)                            5

            Condensed Consolidated Statement of Changes in Stockholders' Equity
              for the six months ended June 30, 1997 (Unaudited)                         6

            Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1997 and 1996 (Unaudited)                                7

            Notes to Condensed Consolidated Financial Statements (Unaudited)             8


            Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                      11



PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                                   16
           Item 2.  Changes in Securities                                               16
           Item 3.  Defaults Upon Senior Securities                                     16
           Item 4.  Submission of Matters to a Vote of Security Holders                 16
           Item 5.  Other Information                                                   16
           Item 6.  Exhibits and Reports on Form 8K                                     16

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       June 30,    December 31,
                                                        1997          1996
                                                       -------     -----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                              $   572       $   885

Accounts receivable (less allowance for doubtful
   accounts of $306 and $470 at June 30,
   1997 and December 31, 1996, respectively)             6,404         6,517

Inventories, net                                         6,401         6,519

Prepaid expenses and other current assets                  397           780
                                                       -------       -------

   TOTAL CURRENT ASSETS                                 13,774        14,701

Property and equipment, net                              2,102         2,130

Goodwill and intangible assets, net                     13,891        14,308

Other assets                                               186           247
                                                       -------       -------

   TOTAL ASSETS                                        $29,953       $31,386
                                                       =======       =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 June 30,      December 31,
                                                                   1997            1996
                                                                 --------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement             $  3,983        $  4,828
Accounts payable                                                    2,613           3,707
Accrued expenses                                                    2,320           3,026
Income taxes payable                                                  215              --
Advances and notes payable to related parties                         870             746
Current maturities of notes payable to non-related parties              3               5
                                                                 --------        --------

     TOTAL CURRENT LIABILITIES                                     10,004          12,312


Advances and notes payable to related parties                         327             361
Notes payable to non-related parties                                    6               8
Other liabilities                                                     468             536
Minority interest                                                     867             593
                                                                 --------        --------

     TOTAL LIABILITIES                                             11,672          13,810
                                                                 --------        --------


Preferred stock - $.001 par value; 1,000,000 shares
   authorized; none issued and outstanding at
   June 30, 1997 and December 31, 1996                                 --              --

Common stock - .001 par value; 50,000,000 shares
  authorized; 5,758,850 shares issued and outstanding
  at June 30, 1997 and December 31, 1996                                6               6

Additional paid-in-capital                                         21,774          21,774

Accumulated deficit                                                (3,204)         (4,177)

Currency translation adjustments                                     (295)            (27)
                                                                 --------        --------

     TOTAL STOCKHOLDERS' EQUITY                                    18,281          17,576
                                                                 --------        --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 29,953        $ 31,386
                                                                 ========        ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)



                                                              Three Months Ended                      Six Months Ended
                                                          June 30,           June 30,           June 30,            June 30,
                                                            1997               1996               1997               1996
                                                        -----------        -----------        -----------        -----------

Net sales                                               $    12,537        $    10,332        $    24,045        $    21,690

Cost of goods sold                                            6,745              5,545             12,933             12,098
                                                        -----------        -----------        -----------        -----------

   Gross profit                                               5,792              4,787             11,112              9,592

Operating expenses:
   Research and development                                     689                688              1,375              1,342
   Selling, general and administrative                        3,698              3,233              7,316              6,484

   Amortization of goodwill and intangible assets               112                109                221                220
                                                        -----------        -----------        -----------        -----------

Income from operations                                        1,293                757              2,200              1,546

Other (income) expenses:
   Interest expense, net                                        107                149                223                309

   Interest expense to related parties                            4                 21                 21                 29

   Minority interest of consolidated subsidiaries               135                 (4)               274                103

   Other (income) expense                                        (8)                --                (34)                --
                                                        -----------        -----------        -----------        -----------

Income before income taxes                                    1,055                591              1,716              1,105

Income taxes                                                    407                105                743                505
                                                        -----------        -----------        -----------        -----------

Net income                                              $       648        $       486        $       973        $       600
                                                        ===========        ===========        ===========        ===========


Net income per common share                             $      0.11        $      0.08        $      0.17        $      0.10
                                                        ===========        ===========        ===========        ===========

Weighted average number of common
   shares outstanding                                     5,758,850          5,759,103          5,758,850          5,759,226
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



                                                                          Additional                  Currency
                                                    Number of               Paid-In    Accumulated   Translation
                                                      Shares     Amount     Capital      Deficit     Adjustments     Total
                                                    ----------   -------  ----------   -----------   -----------    -------
Balance at December 31, 1996                        $5,758,850   $   6      $21,774     $(4,177)       $ (27)       $17,576


Translation adjustments                                                                                 (268)          (268)

Net income for the six months ended June 30, 1997                                           973                         973
                                                    ----------   -----      -------     -------        -----        -------

Balance at June 30, 1997                            $5,758,850   $   6      $21,774     $(3,204)       $(295)       $18,281
                                                    ==========   =====      =======     =======        =====        =======





  The accompanying notes are an integral part of these condensed consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                        For the Six Months Ended
                                                                         June 30,       June 30,
                                                                           1997           1996
                                                                         -------        -------
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES                 $   677        $  (759)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                         (637)          (383)
   Collection of notes receivable                                             --             15
                                                                         -------        -------

   Net cash used in investing activities                                    (637)          (368)
                                                                         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES
   Payments to reacquire common stock                                         --             (3)
   Amounts (paid) borrowed under notes payable                                --           (139)
   Amounts (paid) borrowed under revolving credit agreements                (486)         1,100
   Advances and notes payable - related parties                              179           (271)
                                                                         -------        -------

   Net cash provided by (used in) financing activities                      (307)           687
                                                                         -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (267)          (440)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             885          1,276
   Effects of Foreign Exchange Rate on Cash                                  (46)          (186)
                                                                         -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    72        $   650
                                                                         =======        =======


SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES
   Restructuring of $3,000 related party note and related interest       $    --        $ 2,602


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       Basis of Presentation

         The condensed consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the Company) as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.       The Company

         On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, issued a convertible promissory note in the aggregate principal amount of $3,000, issued 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. In addition, there was an agreement to pay contingent consideration of up to $11,000, based upon an earnout calculation of operating results of Bogen and Speech Design during the two years after the acquisition. As a result of this transaction, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction.

         In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due July 1997, which was paid subsequent to June 30, 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000 to $13,500 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company $3,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. Based on management's review of the earnout calculation, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, no contingent consideration payment will be paid to Geotek.

         For accounting purposes, the August 21, 1995 acquisition is being treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction is considered a reverse acquisition with Geotek as the acquirer for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design prior to the transaction.

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

         B. Inventory, at lower of cost (first in, first out) or market, as of June 30, 1997 and December 31, 1996, is as follows:

                                                      1997             1996
                                                      ----             ----
                  Raw materials and supplies         $1,457           $1,525
                  Work in progress                      959              701
                  Finished goods                      3,985            4,293
                                                     ------           ------

                           Total                     $6,401           $6,519
                                                     ======           ======

                  The inventory balances are net of a reserve for inventory valuation and obsolescence of $497 and $1,126 at June 30, 1997 and December 31, 1996, respectively.

         C.       Net Income Per Share

                  Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, (unless anti-dilutive) outstanding during the year.

         D.       Recently Issued Accounting Pronouncements

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, Earnings Per Share, effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), and replaces the current presentation of primary EPS with basic EPS, which does not include dilutive effects on earnings. It is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding. The Company will adopt this standard in 1997, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

                  In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this standard in 1998, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                  In June 1997, the FASB issued Statement 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently analyzing this statement and will determine whether to adopt such standard based upon the results of its analysis.

4.       Revolving Credit Agreements

         During the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly owned subsidiary of Bogen, obtained a new revolving senior credit line with a term of two years. The new credit line has a maximum line of borrowing of $7,000 and bears an annual interest rate of .5% over the lender's prime rate, and replaces Bogen's previous line of $10,000 which had an annual interest rate of 2% to 2.75% over the lender's prime rate (9.0% and 10.5% at June 30, 1997 and 1996, respectively). The senior loan is collaterized by all of the accounts receivable, inventory, property, plant and equipment, and general intangibles of BCI and is guaranteed by the Company. Under the terms of this line of credit, BCI cannot, among other things, declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock.

5.       Income Tax

         Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for 1997 and 1996 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill. In accordance with SFAS No. 109, the Company has established a valuation allowance of $4,137 as of December 31, 1996. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized.

6.       Subsequent Events

         On July 1, 1997, the Company acquired all the net assets of New England Audio Resources, Inc. ("NEAR") for approximately $370 in cash, approximately $200 of which was used to retire NEAR's bank debt. The acquisition will be accounted for as a purchase in accordance with APB Opinion 16 and included in the Company's consolidated financial statements. NEAR is a manufacturer of high performance, weather-proof speakers. NEAR will be a part of the Company's Commercial Sound unit and their products will be marketed with the Company's product lines.

         Effective July 15, 1997, Zvi Peled, the Company's President and Chief Executive Officer resigned. Effective July 15, 1997 John J. Egidio was named acting President and Chief Executive Officer by the Board of Directors of the Company. Both Messrs. Peled and Egidio were nominated and elected to the Company's Board of Directors effective July 1, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Net Sales.

Net sales increased by $2,205 or 21.34% to $12,537 for the three months ended June 30, 1997 as compared to $10,332 for the same period in 1996. The increase in sales primarily resulted from increased sales of $2,383 in the Company's core products, which includes Commercial Sound, Engineered Systems and Telco product lines. This increase was partially offset by the phase out of the Office Automated Systems ("OAS") product line which accounted for $178 of net sales for the three months ended June 30, 1996.

Net sales from the Commercial Sound products increased to $2,866 for the three months ended June 30, 1997 or 28.81% over net sales of $2,225 for the same period in 1996. Net sales from the Engineered Systems products increased to $2,795 for the three months ended June 30, 1997 or 50.84% over net sales of $1,853 for the same period in 1996. Net sales from the Telco product increased to $6,875 for the three months ended June 30, 1997 or 13.13% over net sales of $6,077 for the same period in 1996. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $2,396 for the three months ended June 30, 1997 or 31% over net sales of $1,829 for the three months ended June 30, 1996. Foreign sales translated into U.S. dollars increased to $4,479 for the three months ended June 30, 1997 or 5.44% over net sales of $4,248 for the same period in 1996. However, foreign net sales stated in local currency increased to 7,675 Deutche Marks ("DM") for the three months ended June 30, 1997 or 33.13% over net sales of 5,765 DM for the three months ended June 30, 1996.

Gross Profit

Gross profit as a percentage of total net sales remained constant for the three months ended June 30, 1997 and 1996 at 46%. The gross profits remained constant as a result of increased sales and incremental increased direct cost.


Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $465 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. However SG&A decreased as a percentage of net sales by 1.8% for the same periods. SG&A was $3,698, or 29.5% of net sales for the three months ended June 30, 1997 as compared to $3,233 or 31.3% of net sales for same period in 1996. The increase is a result of increased personnel and professional services which is directly attributable to the Company's increased net sales.


Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $689 or 5.5% of net sales for the three months ended June 30, 1997 as compared to $688 or 6.7% of net sales for the three months ended June 30, 1996.


Interest Expense

Interest expense was $111, or 0.9% of net sales for the three months ended June 30, 1997 as compared to $170, or 1.6% of net sales for the three months ended June 30, 1996. The decrease of $59, or 34.7% primarily relates to the new revolving credit line the Company entered into in February 1997 which decreased the Company's borrowing rate by 1.5 percentage points to 9% at June 30, 1997 compared to 10.5% at June 30, 1996.


Income Taxes

Income tax expense increased for the three months ended June 30, 1997 to $407 as compared to $105 for the comparable period in 1996. The increase of $302 is due to increased profits both domestic and foreign. Foreign taxes increased by $211 which is directly attributable to increased profits. Domestic taxes increased by $91 as a result of the implementation of FASB 109, where taxes are booked, but not paid due to the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill instead of offsetting taxes.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


Net sales

Net sales increased by $2,355 or 10.86% to $24,045 for the six months ended June 30, 1997 as compared to $21,690 for the same period in 1996. The increase in sales primarily resulted from increased sales of $3,589 in the Company's core products, which includes Commercial Sound, Engineered Systems and Telco product lines. This increase was partially offset by the phase out of the Office Automated Systems ("OAS") product line which accounted for $1,234 of net sales for the six months ended June 30, 1996.

Net sales from the Commercial Sound products increased to $4,921 for the six months ended June 30, 1997 or 16.9% over net sales of $4,210 for the same period in 1996. Net sales from the Engineered Systems products increased to $3,964 for the six months ended June 30, 1997 or 32.18% above net sales of $2,999 for the same period in 1996. Net sales from the Telco product increased to $15,159 for the six months ended June 30, 1997 or 14.42% above net sales of $13,248 for the same period in 1996. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $6,195 for the six months ended June 30, 1997 or 4.1% above net sales of $5,951 for the six months ended June 30, 1996. Foreign sales translated into U.S. dollars increased to $8,964 for the six months ended June 30, 1997 or 22.85% over net sales of $7,297 for the same period in 1996. Foreign net sales stated in local currency increased to 15,134 Deutche Marks ("DM") for the six months ended June 30, 1997 or 34.23% over net sales of 11,275 DM for the six months ended June 30, 1996.


Gross Profit

Gross profit for the six months ended June 30, 1997 was $11,112 or 46.2% of net sales, an increase of $1,520, as compared to $9,592, or 44.2% of net sales for the same period in 1996. The increase in gross profit is primarily attributable to the renegotiation of certain supply agreements during 1996 which had a positive effect on 1997 cost of sales.


Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $832 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. SG&A was $7,316, or 30.43% of net sales for the six months ended June 30, 1997 as compared to $6,484 or 29.89% of net sales for the same period in 1996. The increase is a result of increased personnel and professional services which is directly attributable to the Company's increased net sales.


Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,375 or 5.7% of net sales for the six months ended June 30, 1997 as compared to $1,342 or 6.2% of net sales for the six months ended June 30, 1996. R&D expenses increased by $33, or 2.46% for the six months ended June 30, 1997 as compared to the same period in 1996. The increase primarily relates to salary adjustments.

Interest Expense

Interest expense was $244, or 1.0% of net sales for the six months ended June 30, 1997 as compared to $338, or 1.6% of net sales for the six months ended June 30, 1996. The decrease of $94, or 27.8% primarily relates to the new revolving credit line the Company entered into in February 1997 which decreased the Company's borrowing rate by 1.5% to 9% at June 30, 1997 compared to 10.5% as June 30, 1996.


Income Taxes

Income tax expense increased for the six months ended June 30, 1997 to $743 compared to $505 for the comparable period in 1996. The increase of $238 is due to increased profits both domestic and foreign. Foreign taxes increased by $119 which is directly attributable to increased profits. Domestic taxes increased by $119 as a result of the implementation of FASB 109, where taxes are booked, but not paid due to the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill instead of offsetting taxes.


Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1997 to the Company's financial and cash position as of December 31, 1996.

During the six months ended June 30, 1997, the Company focused its efforts on long-term growth by strengthening its profitable product lines. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $677 of operating capital. The Company's net income of $973 includes net non-cash charges of $342, which principally consisted of (i) depreciation and amortization of $743, (ii) a reduction of inventory reserves of $630 (iii) minority interest of consolidated subsidiaries of $274, (iv) a $164 decrease in reserves for bad debt and a $119 utilization of pre-acquisition NOL charged to goodwill. Further, net changes in operational assets and liabilities used $637 in cash. Additionally, accounts receivable decreased by $265, inventory decreased by $353, prepaid expenses and other assets decreased by $379, accounts payable decreased by $1,030, accrued liabilities decreased by $576 and net changes in other operating assets and liabilities used $28 in cash.

Net cash used in investing activities amounted to $637. During the first quarter of 1997 the Company purchased equipment and other fixed assets of $636. Other investing activities used $1 in cash.

Net cash used in financing activities amounted to $307. Notes payable increased $177, of which $77 were from related parties. Net repayments of $484 were made under revolving credit agreements.

As of June 30, 1997, the Company's total liabilities were $11,672, of which $10,004 is due and payable within one year. Such indebtedness included loans from third parties and loans and advances from Geotek.

During the first quarter of 1997, Bogen Communications, Inc., a wholly owned subsidiary of Bogen, obtained from Summit Bank a new $7,000 revolving credit line of two years. This new line is collateralized by the accounts receivable, inventory and general intangibles of Bogen Communications, Inc. This line is guaranteed by the Company. This new line, which meets Bogen's needs, is lower than the previous line and has a lower annual interest rate than the previous line, while substantially decreasing the associated fees to be paid on an annual basis. In addition, Bogen has an established working capital line of credit with Geotek in the aggregate amount of $2,000. At June 30, 1997, Bogen had no borrowings outstanding under the working capital line with Geotek.

Speech Design, has credit lines and overdraft facilities of approximately 6 million DM. At June 30, 1997 borrowing and availability under these lines amounted to $2.2 million and $1.7 million, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term but may be required to seek additional capital in the event it wishes to expand its operations through acquisitions or otherwise.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.


Item 2. CHANGES IN SECURITIES

Not applicable.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5. OTHER INFORMATION

Not applicable.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      The following exhibits are included herein:

                           27.1     Financial Data Schedule


                  (b)      Reports on Form 8-K

                           None.

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

         ----------------
         *Filed Herewith:

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

                  7. Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245), dated February 4, 1997.

                  8. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                       (Registrant)

Date:    August 14, 1997               By:       /s/ John J. Egidio
                                                ----------------------------
                                                Name:  John J. Egidio
                                                Title: Acting President/CEO



Date:    August 14, 1997               By:       /s/ Yoav M. Cohen
                                                -----------------------------
                                                Name: Yoav M. Cohen
                                                Title:Chief Financial Officer