Form 10-Q
period 1997-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1997-11-14
CIK 908517

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 10, 1997, 5,758,850 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                          PAGE
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1997
              and December 31, 1996 (Unaudited)                                             3

            Condensed Consolidated Statements of Operations for the three and nine
              months ended September 30, 1997 and 1996 (Unaudited)                          5

            Condensed Consolidated Statement of Changes in Stockholders' Equity
              for the nine months ended September 30, 1997 (Unaudited)                      6

            Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1997 and 1996 (Unaudited)                              7

            Notes to Condensed Consolidated Financial Statements (Unaudited)                8


            Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                         12



PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                                      17
           Item 2.  Changes in Securities                                                  17
           Item 3.  Defaults Upon Senior Securities                                        17
           Item 4.  Submission of Matters to a Vote of Security Holders                    17
           Item 5.  Other Information                                                      17
           Item 6.  Exhibits and Reports on Form 8K                                        17

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          September 30,      December 31,
                                                              1997              1996
                                                          -------------      ------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                   $   632            $   885

Accounts receivable (less allowance for doubtful
     accounts of $324 and $470 at September 30,
     1997 and December 31, 1996, respectively)
                                                              6,430              6,517

Inventories, net
                                                              7,424              6,519

Prepaid expenses and other current assets
                                                                887                780
                                                          -------------      ------------

     TOTAL CURRENT ASSETS
                                                             15,373             14,701


Property and equipment, net
                                                              2,209              2,130

Goodwill and intangible assets, net
                                                             13,701             14,308

Other assets
                                                                265                247
                                                          -------------      ------------


     TOTAL ASSETS
                                                            $31,548            $31,386
                                                          =============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   September 30,        December 31,
                                                                       1997                 1996
                                                                   -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                  $  4,163             $  4,828
Accounts payable
                                                                         3,444                3,707
Accrued expenses
                                                                         2,454                3,026
Income taxes payable
                                                                           290                   --
Advances and notes payable to related parties
                                                                           225                  746
Current maturities of notes payable to non-related parties
                                                                             8                    5
                                                                      --------             --------

     TOTAL CURRENT LIABILITIES
                                                                        10,584               12,312


Advances and notes payable to related parties
                                                                           328                  361
Notes payable to non-related parties
                                                                             6                    8
Other liabilities
                                                                           433                  536
Minority interest
                                                                           987                  593
                                                                      --------             --------

     TOTAL LIABILITIES                                                  12,338               13,810
                                                                      ========             ========

Preferred stock - $.001 par value; 1,000,000 shares
     authorized; none issued and outstanding at
     September 30, 1997 and December 31, 1996                               --                   --

Common stock - .001 par value; 50,000,000 shares
     authorized; 5,758,850 shares issued and outstanding
     at September 30, 1997 and December 31, 1996
                                                                             6                    6

Additional paid-in-capital
                                                                        21,774               21,774

Accumulated deficit
                                                                        (2,303)              (4,177)

Currency translation adjustments
                                                                          (267)                 (27)
                                                                      --------             --------

     TOTAL STOCKHOLDERS' EQUITY
                                                                        19,210               17,576
                                                                      --------             --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      $ 31,548             $ 31,386
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
                                                             (UNAUDITED)

                                                                  Three Months Ended                      Nine Months Ended
                                                           September 30,      September 30,        September 30,       September 30,
                                                               1997               1996                 1997                1996
                                                            -----------         -----------        -----------         -----------
Net sales                                                   $    13,090         $    12,388        $    37,135         $    34,078

Cost of goods sold                                                7,091               6,530             20,024              18,628
                                                            -----------         -----------        -----------         -----------

   Gross profit                                                   5,999               5,858             17,111              15,450

Operating expenses:
   Research and development                                         617                 808              1,992               2,150
   Selling, general and administrative                            3,675               3,794             10,991              10,278
   Amortization of goodwill and intangible assets                   111                 110                332                 330
                                                            -----------         -----------        -----------         -----------

Income from operations                                            1,596               1,146              3,796               2,692

Other (income) expenses:
   Interest expense, net                                            113                 167                336                 476
   Interest expense to related parties                               (5)                 21                 16                  49
   Minority interest of consolidated subsidiaries                   119                 125                393                 228
   Other (income) expense                                           (19)                 --                (53)                 --
                                                            -----------         -----------        -----------         -----------

Income before income taxes                                        1,388                 833              3,104               1,939

Income taxes                                                        487                  84              1,230                 589
                                                            -----------         -----------        -----------         -----------

Net income                                                  $       901         $       749             $1,874         $     1,350
                                                            ===========         ===========        ===========         ===========


Net income per common share                                 $      0.16         $      0.13        $      0.33         $      0.23
                                                            ===========         ===========        ===========         ===========

Weighted average number of common
   shares outstanding                                         5,758,850           5,758,850          5,758,850           5,759,100
                                                            ===========         ===========        ===========         ===========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                 5

                                      BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                                             (UNAUDITED)



                                                                            Additional                   Currency
                                              Number of                       Paid-In    Accumulated    Translation
                                                Shares         Amount         Capital      Deficit      Adjustments       Total
                                              ----------     ----------     ----------    ----------     ----------     ----------

Balance at December 31, 1996                   5,758,850     $        6     $   21,774    $   (4,177)    $      (27)    $   17,576

Translation adjustments                                                                                        (240)          (240)

Net income for the nine months ended
  September 30, 1997                                                                           1,874                         1,874
                                              ----------     ----------     ----------    ----------     ----------     ----------


Balance at September 30, 1997                  5,758,850     $        6     $   21,774    $   (2,303)    $     (267)    $   19,210
                                              ==========     ==========     ==========    ==========     ==========     ==========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                 6

                          BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS OF DOLLARS)
                                                 (UNAUDITED)

                                                                                For the Nine Months Ended
                                                                            September 30,       September 30,
                                                                                1997               1996
                                                                            -------------       -------------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                                $ 1,596             $   982


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                              (848)               (668)
   Acquisition of New England Audio Resource, Inc.                               (278)                 --
   Purchase of intangible assets                                                   --                 (39)
   Collection of notes receivable                                                  --                  15
                                                                              -------             -------

   Net cash used in investing activities                                       (1,126)               (692)
                                                                              -------             -------


CASH FLOW FROM FINANCING ACTIVITIES
   Payments to reacquire common stock                                              --                  (3)
   Amounts (paid) borrowed under notes payable                                   (428)               (216)
   Amounts (paid) borrowed under revolving credit agreements                     (282)               (275)
   Advances and notes payable - related parties                                   (11)               (352)
                                                                              -------             -------

   Net cash used in financing activities                                         (721)               (846)
                                                                              -------             -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 (251)               (556)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  885               1,276
   Effects of Foreign Exchange Rate on Cash                                        (2)                (59)
                                                                              -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   632             $   661
                                                                              =======             =======


SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES
   Restructuring of $3,000 related party note and related interest            $     -             $ 2,602


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                      7

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       Basis of Presentation

         The condensed consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.       The Company

         On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, issued a convertible promissory note in the aggregate principal amount of $3,000, issued 3,700,000 shares of the Company's common stock ("Common Stock") and warrants to acquire 200,000 shares of Common Stock. In addition, there was an agreement to pay contingent consideration of up to $11,000, based upon an earnout calculation of operating results of Bogen and Speech Design during the two years after the acquisition. As a result of this transaction, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction.

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

         In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due and paid in July 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000 to $13,500 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, $3,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. Based on a review of the earnout calculation by the Company's independent accountants, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, no contingent consideration payment will be paid to Geotek.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

2.       The Company (Continued)

         On July 1, 1997, the Company acquired substantially all the assets of New England Audio Resource, Inc. ("NEAR"). The acquisition has been accounted for as a purchase in accordance with APB Opinion 16 and included in the Company's consolidated financial statement. NEAR is a manufacturer of high performance, weather-proof speakers. NEAR products are marketed with the Company's product lines. The effect of this acquisition was not material to the financial position of the Company.


3.       Summary of Significant Accounting Policies.

         A.       Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of Bogen Communications International, Inc., Bogen and Speech Design. All significant intercompany balances and transactions have been eliminated in consolidation.

         B. Inventory, at lower of cost (first in, first out) or market, as of September 30, 1997 and December 31, 1996, is as follows:

                                                       1997            1996
                                                      ------          ------

                  Raw materials and supplies          $1,609          $1,525
                  Work in progress                       991             701
                  Finished goods                       4,824           4,293
                                                      ------          ------

                           Total                      $7,424          $6,519
                                                      ======          ======

                  The inventory balances are net of a reserve for inventory valuation and obsolescence of $637 and $1,126 at September 30, 1997 and December 31, 1996, respectively.

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

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


3.       Summary of Significant Accounting Policies.(Continued)

         In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this standard in 1998, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.


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

4.       Revolving Credit Agreements

         During the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly owned subsidiary of Bogen, obtained a new revolving senior credit line with a term of two years. The new credit line has a maximum line of borrowing of $7,000 and bears an annual interest rate of .5% over the lender's prime rate, and replaces Bogen's previous line of $10,000 which had an annual interest rate of 2% to 2.75% over the lender's prime rate (9.0% and 11% at September 30, 1997 and 1996, respectively). The senior loan is collaterized by all of the accounts receivable, inventory, property, plant and equipment, and general intangibles of BCI and is guaranteed by the Company. Under the terms of this line of credit, BCI cannot, among other things, declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock.

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

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


6.       Subsequent Event

         On October 31, 1997, Geotek's option to acquire $3,000 of Common Stock, with exercise prices ranging from 100% to 65% of market price, expired.

         Thereafter, on November 4, 1997 a letter of intent was entered into pursuant to which Geotek agreed to sell 3,701,919 shares of Common Stock and Warrants to acquire 200,000 shares of Common Stock in consideration of $18.5 million in cash. The acquisition will be financed by a group of investors, which upon consummation of the transaction will own a majority equity interest in the Company. The closing of the transaction is subject to, among other things, final documentation and there can be no assurances that the transaction will ultimately be consummated.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales.

Net sales increased by $702, or 5.67% to $13,090, for the three months ended September 30, 1997, as compared to $12,388 for the same period in 1996. The increase in sales primarily resulted from increased sales of $859 in the Company's core products, which includes Commercial Sound, Engineered Systems and Telco product lines. This increase was partially offset by the phase out of the Office Automated Systems ("OAS") product line, which accounted for $156 of net sales for the three months ended September 30, 1996.

Net sales from the Commercial Sound products increased to $3,268 for the three months ended September 30, 1997, or 6.88% over net sales of $3,058 for the same period in 1996. Net sales from the Engineered Systems products increased to $2,389 for the three months ended September 30, 1997, or 20.17% over net sales of $1,971 for the same period in 1996. Net sales from the Telco product increased to $7,454 for the three months ended September 30, 1997, or 3.48% over net sales of $7,203 for the same period in 1996. The Telco product line includes foreign sales from Speech Design. Domestic sales decreased to $3,035 for the three months ended September 30, 1997, or 5.42% over net sales of $3,209 for the three months ended September 30, 1996. Foreign sales translated into U.S. dollars increased to $4,419 for the three months ended September 30, 1997, or 10.63% over net sales of $3,994 for the same period in 1996. However, foreign net sales stated in local currency increased to 7,972 Deutche Marks ("DM") for the three months ended September 30, 1997, or 33.33% over net sales of 5,979 DM for the three months ended September 30, 1996.

Gross Profit

Gross profit as a percentage of total net sales decreased by 1.5% to 45.8% for the three months ended September 30, 1997, compared to 47.3% for the period in 1996. The gross profits decreased as a result of increased sales of lower gross profit products.


Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") decreased by $119, or 3.14% for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. SG&A was $3,675, or 28.07% of net sales for the three months ended September 30, 1997, as compared to $3,794, or 30.63% of net sales for same period in 1996. The decrease is primarily attributable to the restructuring of the sales staff of the Company's Engineered Systems unit. As a result of such restructuring, sales are now consummated by Bogen employees as opposed to independent representatives, who received commissions. This decrease was partially offset by increased salaries, personnel and professional services expenses which is directly attributable to the Company's increased net sales.


Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $618, or 4.72% of net sales for the three months ended September 30, 1997, as compared to $808, or 6.52% of net sales for the three months ended September 30, 1996. The decrease is primarily attributable to refocusing R&D on specific projects during 1997 as well as changes in personnel which have been cost efficient to the Company without sacrificing the integrity of the Company's R&D department. Additionally, during the third quarter of 1996 the Company incurred a one time charge of $100 for a proposed project.


Interest Expense

Interest expense was $113, or 0.86% of net sales for the three months ended September 30, 1997, as compared to $167, or 1.35% of net sales for the three months ended September 30, 1996. The decrease of $54, or 32.34%, primarily relates to the new revolving credit line the Company entered into in February 1997 which decreased the Company's borrowing rate by 2 percentage points to 9% at September 30, 1997, compared to 11.5% at September 30, 1996, as well as the final repayment of a $500 note to Geotek on July 3, 1997, which accrued interest at 11% per annum.


Income Taxes

Income tax expense increased for the three months ended September 30, 1997 to $487, as compared to $84 for the comparable period in 1996. The increase of $403 is due to increased profits, both domestic and foreign. Foreign taxes increased by $180, which is directly attributable to increased profits. Domestic taxes increased by $223 principally due to the requirement under SFAS No. 109 to credit the utilization of U.S. preacquisition loss carryforwards to goodwill rather than tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales

Net sales increased by $3,057, or 8.97%, to $37,135 for the nine months ended September 30, 1997, as compared to $34,078 for the same period in 1996. The increase in sales primarily resulted from increased sales of $4,447 in the Company's core products, which includes Commercial Sound, Engineered Systems and Telco product lines. This increase was partially offset by the phase out of the Office Automated Systems ("OAS") product line which accounted for $1,390 of net sales for the nine months ended September 30, 1996.

Net sales from the Commercial Sound products increased to $8,189 for the nine months ended September 30, 1997, or 12.68% over net sales of $7,267 for the same period in 1996. Net sales from the Engineered Systems products increased to $6,333 for the nine months ended September 30, 1997, or 27.43% above net sales of $4,970 for the same period in 1996. Net sales from the Telco product increased to $22,613 for the nine months ended September 30, 1997, or 10.57% above net sales of $20,451 for the same period in 1996. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $9,230 for the nine months ended September 30, 1997, or .77% above net sales of $9,160 for the nine months ended September 30, 1996. Foreign sales translated into U.S. dollars increased to $13,383 for the nine months ended September 30, 1997, or 18.52% over net sales of $11,291 for the same period in 1996. Foreign net sales stated in local currency increased to 23,106 Deutche Marks ("DM") for the nine months ended September 30, 1997, or 36.84% over net sales of 16,886 DM for the nine months ended September 30, 1996.


Gross Profit

Gross profit for the nine months ended September 30, 1997 was $17,111, or 46.08% of net sales, an increase of $1,661, as compared to $15,450, or 45.34% of net sales for the same period in 1996. The increase in gross profit is primarily attributable to the renegotiation of certain supply agreements during 1996 which had a positive effect on 1997 cost of sales. This was partially offset by increased sales of products with lower gross profits.


Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $713 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. SG&A was $10,991, or 29.6% of net sales for the nine months ended September 30, 1997, as compared to $10,278, or 30.16% of net sales for the same period in 1996. The increase is a result of increased personnel and professional services directly attributable to the Company's increased net sales. This increase was partially offset by decreased commissions paid to outside representatives since sales are now consummated by Bogen employees for the Engineered Systems products.


Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,992, or 5.36% of net sales for the nine months ended September 30, 1997, as compared to $2,150, or 6.3% of net sales for the nine months ended September 30, 1996. The decrease is primarily attributable to refocusing R&D on specific projects during 1997 as well as changes in personnel which have been cost efficient to the Company without sacrificing the integrity of the Company's R&D department. Additionally, during the third quarter 1996 the Company incurred a one time charge of $100 for a proposed project.

Interest Expense

Interest expense was $336, or .9% of net sales for the nine months ended September 30, 1997, as compared to $476, or 1.46% of net sales for the nine months ended June September 30, 1996. The decrease of $140, or 29.4%, primarily relates to the new revolving credit line the Company entered into in February 1997, which decreased the Company's borrowing rate by 2% to 9% at September 30, 1997, compared to 11% as September 30, 1996, as well as the final repayment of a $500 note to Geotek on July 3, 1997, which accrued interest at 11% per annum.


Income Taxes

Income tax expense increased for the nine months ended September 30, 1997 to $1,230, compared to $589 for the comparable period in 1996. The increase of $641 is due to increased profits, both domestic and foreign. Foreign taxes increased by $299 which is directly attributable to increased profits. Domestic taxes increased by $342 principally due to the requirement under SFAS No. 109 to credit the utilization of U.S. preacquisition loss carryforwards to goodwill rather than tax expense.


Liquidity and Capital Resources

During the nine months ended September 30, 1997, the Company focused its efforts on long-term growth by strengthening its profitable product lines. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $1,596 of operating capital. The Company's net income of $1,874 includes net non-cash charges of $1,924, which principally consisted of (i) depreciation and amortization of $1,026, (ii) a reduction of inventory reserves of $464 (iii) minority interest of consolidated subsidiaries of $393, (iv) a $147 decrease in reserves for bad debt and a $188 utilization of pre-acquisition NOL charged to goodwill. Further, net changes in operational assets and liabilities used $2,184 in cash. Additionally, accounts receivable decreased by $343, inventory increased by $1,526, prepaid expenses and other assets decreased by $158, accounts payable decreased by $604, accrued liabilities decreased by $307 and net changes in other operating assets and liabilities used $103 in cash.

Net cash used in investing activities amounted to $1,126. During the first nine months of 1997, the Company purchased equipment and other fixed assets of $848.

Net cash used in financing activities amounted to $721. Notes payable decreased $439, of which $436 were from related parties. Net repayments of $282 were made under revolving credit agreements.

As of September 30, 1997, the Company's total liabilities were $12,338, of which $10,584 is due and payable within one year. Such indebtedness included loans from third parties and advances from Geotek.

During the first quarter of 1997, Bogen Communications, Inc., a wholly owned subsidiary of Bogen, obtained from Summit Bank a new $7,000 revolving credit line of two years. This new line is collateralized by the accounts receivable, inventory and general intangibles of Bogen Communications, Inc. This line is guaranteed by the Company. This new line, which meets Bogen's needs, is lower than the previous line and has a lower annual interest rate than the previous line, while substantially decreasing the associated fees to be paid on an annual basis. As November 10, 1997, $2,870 was outstanding under the revolving credit line. In addition, Bogen has an established working capital line of credit with Geotek in the aggregate amount of $2,000. The Company has never had any borrowings outstanding under the working capital line with Geotek.

Speech Design, has credit lines and overdraft facilities of approximately 6 million DM, or $3.4 million. At September 30, 1997 borrowing and availability under these lines amounted to 2.8 million DM and 3.2 million DM, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

A letter of intent was entered into pursuant to which Geotek agreed to sell its interest in the Company for $18.5 million. The acquisition will be financed by a group of investors, which upon consummation of the transaction will own a majority equity interest in the Company. The closing of the transaction is subject to, among other things, final documentation, and there can be no assurances that a transaction will ultimately be consummated. The consummation of the transactions will result in the loss of the Company's credit line with Geotek. The Company has never had any borrowings outstanding under the working capital line with Geotek.

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


                  (b)      Reports on Form 8-K

                           None.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

Exhibit No.
-----------

   3.1            Certificate of Incorporation(1)

   3.2            By-Laws(1)

   3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995(2)

   3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995(3)

   4.1            Form of Common Stock Certificate(1)

   4.2            Form of Warrant Certificate(1)

   4.3            Unit Purchase Option Granted to GKN Securities Corp.(1)

   4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

   4.5 Bogen Communications International, Inc. 1996 Incentive Stock Option Plan(7)

   10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules)(1)

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

   10.10 Letter Amendment, dated June 27, 1995, to the Stock Purchase Agreement.(5)

   10.11 Letter Amendment, dated August 21, 1995, to the Stock Purchase Agreement.(4)

   10.12 Letter Agreement, dated August 21, 1995, to the Stock Purchase Agreement.(4)

   10.13          Letter Agreement, dated May 8, 1996, to the Stock Purchase
                  Agreement.

   10.14 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen(8)

   10.15 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.(8)

   10.16 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.(8)

   10.17          Corporate Guaranty of Bogen Communications International, Inc.
                  (8)

   10.18          Corporate Guaranty of Bogen Corporation.(8)

   *27.1          Financial Data Schedule

         ----------------
         *Filed Herewith:

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



                                   BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                           (Registrant)

Date:    November 14, 1997         By:  /s/     John J. Egidio
                                       ----------------------------
                                                Name:   John J. Egidio
                                                Title:  Acting President/CEO



Date:    November 14, 1997         By:  /s/     Yoav M. Cohen
                                       ---------------------------
                                                Name:  Yoav M. Cohen
                                                Title: Chief Financial Officer