Form 10-K
period 1997-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1998-03-31
CIK 908517

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to ______

                         Commission file number 0-22046

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       38-3114641
-----------------------                      ---------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

 50 Spring Street, Ramsey, New Jersey                    07446
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (201) 934-8500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

                 Warrants to Purchase One Share of Common Stock
                 ----------------------------------------------
                                (Title of Class)

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

Document Incorporated by Reference:

     Part III incorporated by reference to the definitive proxy statement for the annual meeting of stockholders to be held on April 22, 1998.

     As of March 27, 1998, 2,210,494 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding. The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on March 27, 1998, as reported on the American Stock Exchange, held by non-affiliates of the Registrant was approximately $15,136,452.


                                   Page 1 of
                    Exhibit Index Appears on Page 42 Hereof.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I
Item 1.    Business............................................................  1
Item 2.    Properties ......................................................... 14
Item 3.    Legal Proceedings .................................................. 15
Item 4.    Submission of Matters to a Vote of Security Holders................. 15

PART II

Item 5.    Market Price for Registrant's Common Equity and Related
                    Stockholder Matters.........................................16
Item 6.    Selected Financial Data............................................. 19
Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................20
Item 8.    Financial Statements and Supplementary Data......................... 27
Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure......................29

PART III

Item 10.  Directors and Executive Officers of the
                   Registrant...................................................29
Item 11.  Executive Compensation................................................29
Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management........................................29
Item 13.  Certain Relationships and Related Transactions........................29

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K........................................................30


                                     PART I

    All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers; currency fluctuations; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1. BUSINESS

    Bogen Communications International, Inc., formerly European Gateway Acquisition Corp., (the "Registrant", and together with its subsidiaries, the "Company"), develops, produces and sells sound processing equipment and telecommunications peripherals, through its direct subsidiaries, Bogen Corporation, a Delaware corporation ("Bogen") and subsidiaries thereof, and Speech Design GmbH, a German corporation ("Speech Design"), as well as subsidiaries of Bogen and Speech Design.

    Bogen focuses on commercial and engineered sound equipment and telecommunication peripherals for the voice and sound processing market. For over six decades, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, as well as for security and educational applications, and, since 1991, has produced voice processing systems, including message/music-on-hold systems ("MOH").

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

    Bogen's products are sold primarily through a network of distributors, dealers and contractors. Speech Design sells through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany.

    Suppliers and subcontractors, located primarily in the Republic of South Korea, as well as Taiwan, China, Israel, Germany, and the United States, produce sub-assemblies and finished products for the Company.

    The Company is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

Company History

    The Registrant was formed on May 6, 1993 as a Specified Purpose Acquisition Company ("SPAC") with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria. On October 13, 1993, the Registrant consummated an initial public offering (the "IPO") of 1,550,000 units, which resulted in $8,120,000 in net proceeds to the Registrant. Each unit consisted of one share of the Registrant's common stock, $.001 par value per share ("Common Stock"), and two warrants (the "Warrants"), each entitling the holder thereof to purchase one share of Common Stock for $5.50 per share (the "Units").

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

    Pursuant to the Stock Purchase Agreement, on August 21, 1995, the Registrant acquired from Geotek approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen. As a result of that Business Combination, Geotek acquired an approximately 64% controlling interest in the Company. As consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) 200,000 Warrants to purchase Common Stock; (iii) $7,000,000 in cash; and (iv) a convertible promissory note in the principal amount of $3,000,000 due in February 1997 and (v) rights to certain contingent payments.

    In May 1996, the Company and Geotek amended the Stock Purchase Agreement effective January 1, 1996. Pursuant to such amendment: (i) the $3,000,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500,000 non-convertible promissory note due and paid in July 1997; (ii) the earnout formula was revised to reflect an increase in the amount the Company might have had to pay Geotek from $11,000,000 to $13,500,000 in connection with the reduction of the principal amount of the promissory note; and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company, $3,000,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. This option expired on October 31, 1997, and was not exercised. Based on a review of the earnout calculation by the Company's independent accountants, which took into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, no contingent consideration payment was paid to Geotek.

    On November 26, 1997, the Company acquired and retired all of the outstanding Common Stock and Warrants held by Geotek, including 3,701,919 shares of Common Stock and Warrants to purchase 200,000 shares of Common Stock, for $18,500,000. The purchase price equated to a price of approximately $5.00 per share of Common Stock outstanding or $4.74 on a diluted basis, including the Warrants. Coincidental with the stock repurchase, Geotek's nominees to the Company's Board of Directors resigned and the Company was no longer included in the consolidated financial statements of Geotek. The repurchase of Geotek's interest in the Company will enable it to pursue its own independent strategic development, hence focusing closely on the Company's core competencies.

    Simultaneous with the repurchase of the Common Stock and Warrants held by Geotek, the Company sold 200,000 shares of 9% Series A Convertible Preferred Stock (the "Preferred Stock") to a group of independent investment funds. The Preferred Stock was sold at $100 per share, for total proceeds to the Company of $20,000,000. The Preferred Stock carries a 9% semi-annual cumulative dividend which may be paid in cash or in-kind at the sole discretion of the Company. Each share of Preferred Stock is automatically convertible into 18.605 shares of Common Stock (or 3,721,000 shares of Common Stock based on an initial conversion price of $5.375) on December 1, 2002 or at the option of the holder of Preferred Stock at any time. At the option of the Company, the Preferred Stock may be redeemed prior to the mandatory conversion date if the bid price of Common Stock closes above 150% of the initial conversion price, or $8.0625 per share, for 20 consecutive trading days. The redemption price will be $100 per share plus accrued dividends. If the Company redeems the Preferred Stock prior to December 1, 2000, the Company must pay in cash 50% of the dividends that would have been payable through December 1, 2000, in addition to any accrued, unpaid dividends.

    Except as otherwise provided in the Certificate of Incorporation of the Company or the General Corporation Law of the State of Delaware, the Preferred Stock can vote together with all other classes of voting capital stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each share of Preferred Stock entitles the holder thereof to 18.605 votes per share.

    As of the date hereof, there are 2,210,494 shares of Common Stock, 200,000 shares of Preferred Stock and 4,260,285 Warrants outstanding.

    As a result of the November 1997 transaction described above, a new management team was put in place and the Board of Directors was reconstituted.

Bogen

    Bogen develops, sources, assembles and distributes sound processing equipment and telecommunication peripherals through its wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"). Since its founding in 1932, Bogen has been involved in the commercial sound industry, concentrating its efforts on the development and sale of equipment for commercial, industrial, professional and institutional markets and applications.

    Traditionally, Bogen's core products (which are sold through the Engineered Systems and Commercial Sound product lines) include: commercial audio amplifiers and speakers; related sound and intercom systems equipment for professional, industrial and commercial system applications; background and foreground music applications; and intercom and communications systems for the security and educational industries, and telephone paging systems.

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

    On July 1, 1997, Bogen acquired substantially all the net assets of New England Audio Resources, Inc. ("NEAR") for approximately $242,000 in cash and assumption of certain liabilities. The acquisition has been accounted for by the purchase method of accounting. The operating results of NEAR are included in the Company's consolidated statements of operations from the date of acquisition. NEAR is a leading manufacturer of high performance, all environment speakers. NEAR is a part of the Company's Commercial Sound unit and their products will be marketed with Bogen's product lines.

Product Lines

    Commercial Sound

    Bogen's Commercial Sound product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, stores, etc. For example, a recent Commercial Sound product, the PROMATRIX amplifier, was introduced to the market in the third quarter of 1996 and incorporates three independent amplifier channels in a single package. The Company believes that the product's user interface sets new standards in ease of use and provides customers with superior control over sophisticated background music and paging applications. The PROMATRIX is a one-box solution for installations that usually require a rack full of costly equipment. Also added to Commercial Sound's product line during 1997 were the all environment speakers produced at Bogen's newly acquired entity, NEAR.

    Commercial Sound net sales for the years ended December 31, 1997, 1996 and 1995 were $11,250,000, $9,315,000, and $8,436,000, respectively. Commercial
Sound provided 22.6%, 20.1%, and 19.0% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

       Engineered Systems

    Bogen's Engineered Systems product line features custom designed intercom/paging systems that are sold to contractors for installation in schools. For example, introduced in late 1996, the MULTICOM-DCS? (Digital Communication System) provides system users with high quality controlled speaker and telephony functions through a single user interface. MULTICOM-DCS? provides full integration of the Company's MULTICOM paging technology with COMDIAL PABX systems.

    Engineered Systems net sales for the years ended December 31, 1997, 1996 and 1995 were $8,082,000, $6,682,000, and $5,629,000, respectively. Engineered
Systems net sales amounted to 16.2%, 14.5%, and 12.6% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

    Telco

    Bogen's Telco products consist of telephone paging systems and equipment and digital message/music-on-hold players. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience. In the fourth quarter of 1997, Bogen introduced a new MOH system, Pro-Hold DRDX.

    Bogen's Telco net sales were $12,402,000, $14,674,000, and $16,613,000, which include $214,000, $1,552,000 and $4,444,000 of the Company's discontinued Office Automated Systems product line, for the years ended December 31, 1997, 1996 and 1995, respectively. Speech Design also has a Telco line of products, see "Speech Design Product Line". The Company's combined Telco net sales through Bogen and Speech Design amounted to $30,447,000, $30,272,000, and $30,453,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Telco net sales through Bogen provided 24.9%, 31.7%, and 37.3% of the Company's net sales for these respective years. Combined Telco sales provided 61.2%, 65.4%, and 68.4% of the Company's net sales for these respective years.

Sales and Marketing

    Commercial Sound and Engineered Systems

    Bogen distributes its Commercial Sound products through a network of approximately 2,000 distributors, dealers and contractors, often as complete system solutions designed to satisfy an end-user's specific sound and communications needs. In addition, a network of approximately 200 major contractors and dealers market Bogen's school intercom systems on a territory-exclusive basis.

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

    The principal users of these products are industrial, professional, commercial and civic concerns and institutions such as schools, nursing homes, correctional facilities, retail stores, restaurants and churches. Bogen's management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

    Telco

    Bogen distributes its Telco products to approximately 25 distributors who operate more than approximately 200 telecommunications distribution centers. These distributors sell to hundreds of telecommunications installers or interconnects across North America. The major distributors are Graybar Electric Co., Inc. ("Graybar"), Alltel Corp. and Sprint/North Supply. In addition to its distribution network, Bogen has a relationship with approximately 25 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply private label on-hold systems to Lucent Technologies ("Lucent").

    Bogen markets its Telco products through a group of independent manufacturer's representatives comprised of organizations with approximately 40 salespeople who sell Bogen's Telco and other complementary products to distributors and interconnects in their territory on an exclusive basis. These representatives are supported by Bogen sales and service staff.

    Bogen's Sales Outside the U.S.

    Although Bogen's sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative that has its headquarters in Ontario and branch offices throughout Canada. Telco's export sales to Europe are handled through the Company's subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas).

Operations

    All components and materials used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent elsewhere in East Asia, and the United States. The Company is currently monitoring the economical crisis in South Korea closely and will take all measures within its control to ensure that production of the Company's products will continue without interruption. Should production by the Company's suppliers be curtailed, the Company believes suitable suppliers in other parts of the world will be available to satisfy its production requirements. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting on material adverse effects on the Company's results of operations. These suppliers and sub-contractors either produce sub-assemblies for use in the final assembly of a finished product or produce the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications. There can be no assurances that disruptions in supplies will not occur from time to time, or that any such disruptions will not have a material adverse effect on the Company.

Patents and Trademarks

    "Bogen(TM)" is a trademark of the Company which is registered in the United States and in certain foreign countries throughout the world. This trademark expires in the United States in March 2000. The company is currently taking steps to renew this trademark. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000." This trademark is utilized in connection with Engineered Systems and expires in July 2001. In addition, during 1996, Bogen obtained a U.S. trademark for the tradename "Speech Design(TM)", which will expire on December 31, 2006 and which can be renewed at that time for an additional ten years. The Company believes that these trademarks provide substantial value to the Company. The Company has two provisional patent applications, one for an on-hold system and the other for an automatic paging system. In addition, the Company has two pending patent applications, one for an on-hold system and the other for an amplifier system. The Company has been notified that the amplifier system may be patented and is awaiting further notification with respect to the other patent applications.

Research and Development

    Bogen's in-house engineering department is responsible for research and development and production engineering. In 1997, the R&D Department focused on new innovative solutions for the Telco paging market by developing the pro-Hold DRDX, a digitally produced, remote downloadable MOH system which was introduced in the fourth quarter of 1997. In addition, it developed a call completion system, incorporating paging, voice messaging and wireless messaging into one integrated system, the APS 2000. There can be no assurance however, that Bogen will be able to complete the development of APS 2000, nor can there be any assurance that the new systems will be able to compete with similar products offered by other manufacturers. Research and development expenditures for the years ended December 31, 1997, 1996 and 1995 were $1,665,000, $1,865,000, and
$1,415,000, respectively.

Competition and Major Customers

    Bogen's competition varies from market to market and product to product. In areas in which it faces competition, Bogen competes on the basis of several different factors, including name recognition, price, delivery, availability, innovation and product features and quality. However, such factors vary in relative importance depending on the markets and products involved. Bogen's management has concentrated on markets in which it believes that Bogen can obtain a significant market share, be one of the top two or three suppliers or which have substantial growth potential. Bogen's key strength continues to be its distribution channels and name recognition, especially in the school, background/foreground, and security markets.

    Bogen's Telco products compete in the MOH voice paging niches of the Telco market.

    In the Music-On-Hold market, Bogen's competitors are relatively small companies that offer basic systems. Competition also comes from the many telephone system manufacturers, which offer small voice mail systems as options to their telephone equipment. The Message-On-Hold voice processing market provides Bogen with three competitors, NelTech Labs, Premier, Inc., and Mackenzie Labs.

    In the voice paging market, Bogen's main competitor is Valcom, Inc., a company which has been established in this market for several decades. Other competition comes from several other U.S. companies, which have been losing market share over the past few years, and from several companies attempting to enter the market. Bogen believes it has increased its share in recent years.

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

    In the distributor channel, Bogen faces full line competitors such as Paso, Inc., University, Speco, Inc. and others, as well as specialized competitors such as Atlas Soundolier, Inc., Quam Nichols, Inc., Lowell, Inc., Shure Brothers, Inc., and CTI/Astatic, which market and sell products such as microphones, speakers, horns and other non-amplifier items. Bogen believes itself to be a leading competitor in this channel.

    At the contractor level, Bogen faces competition from many sources, a number of them overseas companies. Bogen's principal competitor at the contractor level is TOA, comprising approximately 10% of the U.S. market. TOA invests considerable effort in developing sound systems. Bogen competes with a number of other amplifier manufacturers such as QSC Electronics, none of which has secured more than approximately 10% of the market. There are a number of comparatively small manufacturers Bogen competes with, whose sales and market share depend upon established reputation for quality and support and solid relationships with their account base.

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

    Graybar, Bogen's largest customer, accounted for more than 10% of the Company's net sales. The loss of Graybar as a customer would likely have a material adverse effect on the Company.

Backlog of Orders

    As of December 31, 1997, Bogen had a backlog of firm orders of approximately $373,000, all of which it expects to fill within 1998. As of December 31, 1996, Bogen had a backlog of firm orders of approximately $425,000.

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

    In 1994, Speech Design launched a program to establish an international market presence. Speech Design signed distribution contracts with partners in ten European countries and gained national Telecom, Telegraph and Telephone approval in most major markets. The Company believes that such approval constitutes a significant market entry barrier to non-European and small European companies. Also on July 1, 1994, Speech Design acquired a 67% interest in Satelco AG, a Swiss company, which is a marketer of telephone peripherals and a distributor of Speech Design's and Bogen's products. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. In late 1996, Speech Design signed a distribution agreement with GEC, a partially owned Siemens subsidiary, the second largest distributor of PABX peripherals in the UK. Sales outside of Germany increased from 20% of total sales in 1995 to 24% in 1996 to 26% in 1997 and are expected to reach 40% of total sales within the next 2 to 3 years. There can be no assurance, however, that Speech Design will achieve such goals and that Speech Design's growth outside of Germany will continue.

    In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel. It has begun to assume the production of certain product lines from Speech Design Germany, resulting in reduced manufacturing cost and tax levels. The Israeli facility was granted a 10-year tax exemption, effective January 1, 1997.

Product Line

    Speech Design's products are in the Telco line of products and include voice mail, automated attendants, digital announcers and message/music-on-hold systems. Telco net sales provided by Speech Design were $18,045,000, $15,598,000, and $13,840,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Speech Design Telco sales amounted to 36.3%, 33.7%, and 31.1% of the Company's net sales for these years.

Sales and Marketing

    The general market for Speech Design's products is the under-developed, but rapidly growing, European voice processing market for commercial and industrial end users. According to the Company's estimates, the current penetration of such applications of voice mail in Europe is very low compared to the U.S. levels. PABXs are multiple-line business telephone systems, which are installed at end users' businesses to facilitate internal and external communications. The PABX is an alternative to providing each employee in a company with his or her own direct line.

    Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 50-200 employees. The major manufacturers integrate Speech Design products with their PABXs for sale to the end-user as part of a new system. The increased visibility of Speech Design's products had led to more Speech Design peripherals being sold to owners of previously installed PABXs.

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

    Germany

    In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Alcatel, Bosch Telecom, DeTeWe and Philips. Over 75% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). The loss of any one of these customers is likely to have a material adverse effect on the Company. Speech Design has obtained central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people. Speech Design's own sales and technical team of 15 individuals supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency.

    Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a major market entry barrier to potential competitors.

    Outside of Germany

    Speech Design utilizes exclusive national distributors in all major European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, The United Kingdom, Sweden and Switzerland). These distributors, other than Satelco AG, in which Speech Design holds approximately 67% of the equity, and Speech Design's wholly-owned U.K. subsidiary, are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of PABXs. In the United States, Bogen is the designated distributor. In order to achieve the Company's planned rate of growth in export sales, Speech Design has transferred some of the marketing methods used in Germany to its other markets. There can be no assurance, however, that such methods will prove successful in achieving further growth in these markets.

Operations

    Speech Design manufactures its products in cooperation with a network of German subcontractors and its Israeli subsidiary. Speech Design purchases all mechanical and electronic components for its products and ships them for board-level assembly work by its subcontractors. Speech Design's own manufacturing group assembles finished products from pre-tested modules and performs final quality tests. In mid-1996, Speech Design (Israel) Ltd. assumed the production of certain product lines.

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

Research and Development

    Speech Design's engineering group is responsible for the development, production engineering and sales engineering of all Speech Design products. Research and development expenditures for the years ended December 31, 1997, 1996 and 1995 were $926,000, $1,027,000, and $892,000, respectively.

Competition

    In Germany, Speech Design is the acknowledged market leader in the small to mid-size PABX peripherals. Speech Design's main competitor in Germany is a provider of telephone peripherals primarily at the low-end of the Speech Design product range (simple music-on-hold units and announcers). Speech Design's management believes that its new Memo family of voice mail and related products will increase its competitive advantage in Germany.

    There is no single dominating company in the European market for small to mid-size PABX peripherals. With the exception of Octel, Northern Telecom, Lucent and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design's competition comes from a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused on their national markets and generally cannot afford to be global players due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country. Some of Speech Design's competitors include Beyer KG (Germany) and Vox S.A. (France); the only company offering a non-PC-based solution similar to Speech Design's is VOX S.A. of France.

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

    Bosch, Speech Design's largest customer, accounted for more than 10% of the Company's net sales. The loss of Bosch as a customer would likely have a material adverse effect on the Company.

Backlog of Orders

    As of December 31, 1997, Speech Design had a backlog of firm orders of approximately $1,452,000, all of which it expects to fill in 1998. As of December 31, 1996, Speech Design had a backlog of firm orders of approximately $496,000.


Strategy for Growth and Expansion

    Management of the Company is seeking to enhance shareholder value through growth and cost reduction.

    The Company's plan for growth includes expansion of its core product line through both internal and external expansion. Management is focused on increasing the Company's market share in each market in which it currently operates. In furtherance of this effort, the Company is implementing a new marketing focus and is exploring product development and innovation through its own research and development capabilities. The Company also plans to grow through acquisitions and joint ventures focused on opportunities which can enhance the Company's position in its core markets, have immediate near term synergies with the Company's existing operations, and provide strong management capability. The Company has retained Helix Capital Services, Inc. ("Helix Services"), a successor to Helix Capital Services, LLC to be a non-exclusive advisor in advising the Company on acquisition opportunities and Helix Services has targeted several potential candidates. In order to support the Company's plan of acquisitions, the Company is attempting to secure additional lines of credit for such purposes.

    Also in order to further increase the Company's profitability, management is exploring cost savings through concentration on core products lines, possible overhead cost reductions and negotiating favorable agreements with its suppliers.

    There can be no assurances that the Company will be able to implement its internal growth and cost reduction plans or consummate any acquisitions or joint ventures.

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

    The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen's products require certification by the FCC. In addition, many of Bogen's products also require the approval of the Underwriter's Laboratory ("UL"). All such required certifications and/or approvals have been obtained. As a result of modifications and improvements to Bogen's products, Bogen will be obligated to seek new certifications and/or approvals where there is a degradation in the radio frequency emissions. Failure to obtain such certifications and/or approvals may preclude Bogen from selling its products in the U.S. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

    To successfully access the Canadian market, Bogen must obtain Underwriters Laboratory Canada and Canadian Standards Association approvals for all AC powered products, which it did for all of its current products.

    All Speech Design products have been adopted to the technical
(PTT-approvals) and commercial sound requirements of West European markets.

    In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. In 1996, the Quality Mark was extended to include Speech Design's Israel and U.K. subsidiaries.

Employees

    As of December 31, 1997, the Company had approximately 196 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. Twenty-one of Bogen's U.S. employees are subject to collective bargaining agreements which expire in mid-2000. The Company considers its relationship with its employees to be good.

Year 2000

    The Company is in the process of evaluating the effect of modifying its computer software systems to accommodate Year 2000 transactions. The Company expects to expend up to $1,000,000, which may be necessary for systems upgrade projects that will, among other things, address concerns about the Year 2000.

Item 2. PROPERTIES

    The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446. Bogen also maintains its principal warehouse and executive offices at that location which is subleased from an unaffiliated third party. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and expires on December 31, 2000. Annual base rental payments over the remainder of the lease are approximately $670,000, plus taxes and other expenses.

    Speech Design leases its facilities in Munich, Germany under leases expiring in 1999 and 2005. Speech Design also has subsidiaries which have leases in Israel, the UK and Switzerland. Speech Design and subsidiaries' aggregate annual rental payments are approximately $450,000.

    NEAR leases approximately 10,500 square feet for its facility in Lewiston, Maine under a lease, which commenced on August 1, 1996 and expires on July 31, 1999. Current annual rental payments are approximately $32,000.

    Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet current needs.

Item 3. LEGAL PROCEEDINGS

    The Company is not aware of any material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

Item 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock and Warrants currently trade on the American Stock Exchange under the symbols "BGN" and "BGNW," respectively. Between October 7, 1993 and August 21, 1995, the Registrant's Common Stock, Warrants and Units were quoted on the OTC Bulletin Board under the symbols EGAQ, EGAQW and EGAQU, respectively. A Unit consisted of one common share and two warrants. The Units were traded on the American Stock Exchange under the symbol "BGNE" from August 21, 1995 until they were de-registered in December 1996.

    The following table sets forth the range of high and low bid prices for the Common Stock, Warrants and Units for each of the fiscal quarters during the period from January 1, 1995 through December 31, 1997, as reported by the OTC Bulletin Board. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions. Subsequent to August 21, 1995, the quotes represent the high and low sales prices on the American Stock Exchange for BGN, BGNW and BGNE (from August 21, 1995 until the Units were de-registered in December 1996).

                        January 1, 1995 to March 31, 1995

       Security                 High ($)                    Low ($)
       -------------            -----------                 -------

       Common Stock             5 1/4                       4 3/8

       Warrants                 1 1/16                        1/8

       Units                    6                           5 1/2

                         April 1, 1995 to June 30, 1995

       Security                High ($)                     Low ($)
       -------------           -----------                  -------

       Common Stock            5 3/16                       4 7/8

       Warrants                 15/16                         1/2

       Units                   7                            6

                       July 1, 1995 to September 30, 1995*

       Security                High ($)                     Low ($)
       -------------           -------------                -------

       Common Stock            5 1/2                        5

       Warrants                  7/8                          5/8

       Units                   7 1/4                        5 3/4

                      October 1, 1995 to December 31, 1995

       Security                High ($)                    Low ($)
       -------------           --------------              -------

       Common Stock            6                            2 15/16

       Warrants                1 3/16                          1/4

       Units                   6 3/4                        4 1/2

                       January 1, 1996 to March 31, 1996

       Security                High ($)                     Low ($)
       -------------           -----------                  -------

       Common Stock            4 1/2                        2 7/8

       Warrants                1                              3/8

       Units                   4                            4

                         April 1, 1996 to June 30, 1996

       Security                High ($)                     Low ($)
       -------------           -----------                  -------

       Common Stock            4 13/16                      3 1/8

       Warrants                1 3/16                         7/16

       Units                   5 7/8                        3 3/4

                       July 1, 1996 to September 30, 1996

       Security                High ($)                    Low ($)
       -------------           -------------               -------

       Common Stock            5                            3 3/4

       Warrants                1 3/16                         9/16

       Units                   4 3/4                        4 1/4

                      October 1, 1996 to December 31, 1996

       Security                High ($)                    Low ($)
       -------------           --------------              -------

       Common Stock            4 1/4                       2 15/16

       Warrants                  15/16                        1/2

       Units                   5 7/8                       3 1/2

                        January 1, 1997 to March 31, 1997

       Security                High ($)                    Low ($)
       -------------           -----------                 -------

       Common Stock            4 1/4                       3 1/8

       Warrants                  15/16                       9/16

                         April 1, 1997 to June 30, 1997

       Security                High ($)                    Low ($)
       -------------           -----------                 -------

       Common Stock            5                           3 1/8

       Warrants                1 1/16                        9/16

                       July 1, 1997 to September 30, 1997

       Security                High ($)                    Low ($)
       -------------           -------------               -------

       Common Stock            5 13/16                     4 1/8

       Warrants                1 7/16                      11/16

                      October 1, 1997 to December 31, 1997

       Security                High ($)                    Low ($)
       -------------           --------------              -------

       Common Stock            7 3/8                       4 5/8

       Warrants                2                             7/8


*Securities were exchanged on August 21, 1995, the date of the Business Combination.

    The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations. In addition, BCI's $7 million line of credit with Summit Bank, obtained in the first quarter of 1997, prohibits BCI from declaring or paying any dividends on its capital stock. In November 1997, the Company issued 200,000 shares of 9% Convertible Preferred Stock at a purchase price of $100 per share. The Preferred Stock pays a semi-annual dividend, which may be paid in cash or in-kind, at the sole discretion of the Company. The Registrant does not anticipate paying any dividends on the Common Stock in the foreseeable future and intends to retain any earnings for possible future expansion of the Company's business.

    As of March 20, 1998, there were 25 record holders of the Common Stock and 15 record holders of Preferred Stock.

Item 6. SELECTED FINANCIAL DATA

    For accounting purposes, the Business Combination was treated as a joint acquisition of the Company by Bogen and Speech Design, companies that were under the common control of Geotek. The transaction is considered a reverse acquisition ("Reverse Acquisition") with Geotek as the acquirer for accounting purposes. The selected financial data of the Company presented below reflect the combination of Bogen and Speech Design in a manner similar to a pooling-of-interests. Accordingly, the selected financial data of the Company presented below reflects the operations of Bogen which was acquired by Geotek in 1991, and Speech Design which was acquired by Geotek in 1993.

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

                      (In thousands, except per share data)
-----------------------------------------------------------------------------
For the Year Ended December 31,    1997      1996     1995      1994     1993
-----------------------------------------------------------------------------
Net sales                        $49,779   $46,269  $44,518   $45,922  $30,072
Gross profit                     $23,094   $21,265  $17,180   $16,183  $11,623
Income (loss) from operations    $ 5,093   $ 3,568  $  (637)  $ 1,205  $   769
Net income                       $ 2,665   $ 2,008  $(4,543)  $  (355) $   (37)
Preferred dividends              $   178   $   -    $   -     $   -    $   -
Net income (loss) available
     to common shareholders      $ 2,487   $ 2,008  $(4,543)  $  (355) $   (37)
Net income (loss) per common
  share - Basic and Diluted      $  0.46   $  0.35  $ (1.37)  $ (0.18) $ (0.04)

--------------------------------------------------------------------------------
As of December 31,                 1997      1996     1995      1994      1993
--------------------------------------------------------------------------------

Total assets(1)                  $31,970   $31,386  $31,304   $32,866  $14,420
Long-term debt (net
of current maturities)           $   212   $   369  $ 3,458   $ 5,039  $ 5,570

    (1) Refer to footnote 2 in the consolidated financial statements for a discussion of the "Push-Down" of goodwill to Bogen.

    The Company did not pay a cash dividend on the Common Stock during any period indicated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The consolidated financial statements and the following discussion include Bogen Corporation ("Bogen") and Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"), BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"), as well as Speech Design, GmbH, a 67% owned subsidiary ("Speech Design"), its 67% owned subsidiary Satelco AG ("Satelco"), and its wholly-owned subsidiaries, Speech Design (Israel) and Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996

NET SALES

    Net sales of $49,779,000 for 1997 increased 7.6% from net sales of $46,269,000 for 1996. The increase in sales primarily resulted from increased sales of $4,848,000 in the Company's core products, which includes Telco, Commercial Sound and Engineered Systems product lines. This increase was partially offset by the final phase out of the Office Automated Systems ("OAS") product line, which accounted for $214,000 and $1,552,000 of net sales for the years ended December 31, 1997 and 1996, respectively. The increased sales were primarily a result of the maturation of new products, increased sales volume of the Company's products to existing and new customers, and an increase in the sales price in the Engineered Systems product line.

    Telco net sales in 1997 amounted to $30,233,000 compared to $28,720,000 in 1996, an increase of $1,513,000 or 5.3%. The increase in Telco sales is primarily attributable to continued successful deployment of the Company's music/message on hold systems products in the European market. Foreign net sales stated in local currency increased to 31,345,000 Deutsche Marks ("DM") during 1997, or 33.6% over net sales of 23,467,000 DM for 1996.

    Net sales of Commercial Sound products amounted to $11,250,000 in 1997, an increase of $1,935,000, or 20.8%, from net sales of $9,315,000 of such products in 1996. This increase is primarily due to the inclusion of NEAR products since July 1997, the date of acquisition, which are sold through the Commercial Sound product line and amounted to $804,000, as well as an increase in the number of units sold due to an aggressive sales and marketing plan implemented in early 1997.

    The Engineered System line of products also had an increase in net sales for the year ended 1997 as compared to 1996. Net sales of the Engineered System line increased $1,400,000 or 21.0% from $6,682,000 in 1996 to $8,082,000 in 1997.
This increase of $1,400,000 is primarily attributed to the maturation of the MULTICOM-DCS product which was introduced in late 1996, as well as an average of a 3% price increase during 1997.

    All of the Company's product lines are distributed domestically through Bogen. Some products are distributed in both domestic and overseas markets. European Telco distributions are made through Speech Design.

GROSS PROFIT

    The Company's gross profit in 1997 was $23,094,000, or approximately 46.4% of sales, an increase of $1,829,000, compared to $21,265,000, or approximately 46% of sales, in 1996.

    The increase in gross profit is attributable to the following cost reduction measures which were implemented at varying points during 1997: (i) a reduction in the cost of direct materials due to successful renegotiation with suppliers in the later part of 1996; (ii) organizational changes which were aimed at profit enhancement, which were implemented in the beginning of 1997; (iii) elimination of lower margin products and (iv) price increases on some of Bogen's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG&A") increased by $579,000, or 4.0% during 1997 as compared to 1996. SG&A was $14,939,000 or 30% of sales in 1997 compared to $14,360,000 or 31% of sales in 1996. This increase is a result of increased personnel and professional services directly attributable to the Company's increased net sales. This increase was partially offset by decreased commissions paid to outside representatives since sales are now consummated by Bogen employees for the Engineered Systems product line.

RESEARCH AND DEVELOPMENT

    Research and Development expense ("R&D") was $2,591,000 or 5.2% of sales in 1997, compared to $2,892,000, or 6.3% of sales in 1996. This represents a $301,000 decrease from 1996. The decrease is primarily attributable to refocusing R&D on specific projects during 1997. The Company anticipates introducing additional products mainly to the Telco product line. There can be no assurance, however, that the Company will be able to successfully introduce additional products.

INTEREST EXPENSE

    Interest expense, including interest expense to related parties, was $429,000 in 1997, a decrease of $239,000 or 35.8%, as compared to $668,000 in
1996. The decrease primarily relates to the new revolving credit line BCI entered into in February 1997, which decreased BCI's borrowing rate by 2% to 9% at December 31, 1997, compared to 11% at December 31, 1996, as well as the final repayment of a $500,000 note to Geotek on July 3, 1997, which accrued interest at 11% per annum.

INCOME TAXES

    The Company incurred approximately $1,494,000 in taxes during 1997, a $939,000 increase from 1996. The increase is due to increased profits, both domestic and foreign. Foreign taxes increased by $500,000 which is directly attributable to increased profits. Domestic taxes increased by $439,000 principally reflecting the utilization of preacquisition tax benefits.

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

    The Engineered System line of products also had an increase in net sales for the year ended 1996 as compared to 1995. Net sales of the Engineered System line increased $1,053,000 or 19% from $5,629,000 in 1995 to $6,682,000 in 1996. This increase of $1,053,000 is attributed to the introduction of the MULTICOM-DCS.

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

    The increase is mainly due to the following: (i)charges of $2.2 million in 1995 to reduce certain inventory to market value; (ii) an increase in 1996 in the sales price of most of the Company's domestic products; (iii) a reduction in the cost of direct materials due to successful renegotiation with suppliers.

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

INCOME TAXES

    The Company incurred approximately $555,000 in taxes, a $707,000 decrease from 1995. The decrease is due to more efficient tax planning at Speech Design which resulted in a 14% decrease in the effective tax rate at Speech Design, as well as a $214,000 refund of taxes paid in 1995.

PHASE-OUT OF OAS PRODUCT LINE

    Effective December 31, 1995 the Company's management decided to phase-out the OAS product line. This decision was based on the intense competition that the Company faced from local telephone companies and answering service companies, both of which offer central voice mail services. The Company's OAS product line competed with products that were frequently offered at a lower retail price than the Company's products. In addition, competitors' products benefited from better brand recognition in the marketplace, which is dominated by AT&T, Panasonic and PhoneMate. In December 1997, the Company eliminated all OAS related inventories.

    Net OAS sales of $1,552,000 in 1996 decreased $2,892,000 from $4,444,000 of sales in 1995. Gross profit (deficit) of OAS products of $630,000 in 1996 increased by $1,118,000 from a gross deficit of $(488,000) in 1995. Net income
(loss) from the OAS product line increased by $4,786,000 to $272,000 in 1996 from a net loss of $(4,514,000) in 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

    During 1997, the Company focused its efforts on long-term growth by strengthening its profitable product lines. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

    The Company's operating activities generated $2,118,000 of cash. The Company's net income of $2,665,000 includes net non-cash charges of $1,605,000, which principally consisted of: (i) depreciation and amortization of $1,332,000;
(ii) a decrease in reserves for accounts receivable and inventory obsolescence of $703,000; (iii) minority interest of consolidated subsidiaries of $537,000; and (iv) utilization of acquired tax benefits credited to goodwill of $439,000. Additionally, inventory increased by $1,315,000, accounts payable and accrued expenses decreased by $1,078,000, accounts receivable decreased by $118,000 and net changes in other operating assets and liabilities amounted to $123,000.

    Net cash used in investing activities amounted to $1,195,000. During 1997, the Company purchased equipment and other fixed assets for $953,000. Also, during 1997, the Company acquired substantially all the net assets of NEAR for a net cash payment of approximately $242,000, which includes direct costs such as legal and accounting fees which arose from the acquisition and the assumption of certain liabilities.

    Net cash used in financing activities amounted to $695,000. The Company paid down $2,385,000 of debt, of which $765,000 was paid to Geotek. The Company received $20,440,000 from the sale of certain equities principally preferred stock, of which the Company utilized $18,750,000 (including $250,000 of acquisition expenses) to repurchase shares and warrants owned by Geotek.

    As of December 31, 1997, the Company's total liabilities were $10,548,000, of which $8,773,000 is due and payable within one year.

    In the first quarter of 1997, BCI obtained, from Summit Bank, a $7,000,000 revolving credit line for a period of two years. This line is collateralized by the accounts receivable, inventory, property and equipment and general intangibles of BCI and is guaranteed by the Company. As of December 31, 1997, Bogen had short-term domestic borrowings outstanding under the line of credit of $737,000. The amount available under the credit line based upon eligible accounts receivable and inventory was approximately $4,000,000 at December 31, 1997.

    The Company's previous credit facility of $10,000,000, which had an outstanding balance of $1,545,000 at December 31, 1996, was paid in full with proceeds from the new credit facility obtained in 1997, as well as through proceeds from operations.

    At December 31, 1997 and 1996, Speech Design had short term lines of credit and overdraft facilities of $3,988,000 and $4,344,000 respectively, of which short term borrowings amounted to $2,154,000 and $3,283,000 respectively. The amounts available under these credit lines were $1,834,000 and $1,061,000 at December 31, 1997 and 1996, respectively, with rates tied to short-term bank notes and Euromarket loans. Speech Design's short term lines of credit are collaterized by all of Speech Design's accounts receivable and inventory. At December 31, 1997 interest rates on these short term lines ranged from 4.4% to 7.25%.

    In November 1997, the Company issued 200,000 shares of 9% Convertible Preferred Stock at $100 per share. The 9% dividend is payable semi-annually in cash or in-kind at the sole discretion of the Company. The Company plans to evaluate its liquidity prior to each semi-annual dividend payment date and determine at that time, whether to pay the dividend in cash or in-kind.

    The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term but will be required to seek additional capital in the event it wishes to expand its operations through acquisitions or otherwise attempting to secure additional lines of credit for such purpose.

ECONOMIC ENVIRONMENT

    Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. During 1997, the effects of the adverse economic conditions in the Republic of South Korea and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the Won, high interest rates and a general reduction in spending throughout the region. The Company is currently monitoring this situation closely and will take all measures within its control to ensure that production of the Company's products will continue without interruption. Should production by the Company's suppliers be curtailed, the Company believes suitable suppliers in other parts of the world will be available to satisfy its production requirements. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting on material adverse effects on the Company's results of operations.

INFLATION

    Inflation did not have a material effect on the Company's results during the periods discussed.

CURRENCY FLUCTUATIONS

    Approximately thirty six percent of the Company's revenues are derived outside of the United States, primarily in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 1997, the Deutsche Mark remained relatively steady to the U.S. dollar. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

YEAR 2000

    The Company is in the process of evaluating the effect of modifying computer software systems to accommodate year 2000 transactions. The Company expects to expend up to $1,000,000, which may be necessary for systems upgrade projects that will, among other things, address concerns about the Year 2000. The Company plans to complete such modification and conversions prior to June 30, 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131").

    SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997.

    Adoption of these standards is expected to result in additional disclosures, but will not have an effect on the Company's financial position or results of operations or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

    The Company's consolidated operations are considered one segment, engaged in the development and manufacturing of communication and telecommunication products in the United States (Bogen) and Germany (Speech Design). Financial information regarding the breakdown of the Company's foreign and domestic operations is disclosed in footnote 17 to the Company's Consolidated Financial Statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                           Pages
                                                                           -----
Financial Statements:

    Report of Independent Auditors                                          F-1

    Report of Independent Accountants                                       F-2

    Consolidated Balance Sheets as of December 31, 1997 and 1996            F-3

    Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                      F-5

    Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1997, 1996 and 1995                  F-6

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                      F-8

    Notes to Consolidated Financial Statements                              F-10

The following consolidated financial statement schedules of Bogen Communications International, Inc. are included in Item 14(a)2:

    I. Condensed Financial Information of Bogen Communications
       International, Inc. (Parent Company Only)                             31
    II. Valuation and Qualifying Accounts                                    37

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Bogen Communications International, Inc.:

We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 1997 and for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. We did not audit the financial statements and financial statement schedules of Speech Design GmbH, a 67% owned subsidiary, which financial statements reflect total assets constituting 21% as of December 31, 1997 and total revenues constituting 36%, for the year then ended of the related consolidated total. Those financial statements and financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Speech Design GmbH, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, based on our audit and the report of other auditors, the related financial statement schedules for 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     KPMG PEAT MARWICK LLP

Short Hills, New Jersey
March 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Bogen Communications International, Inc.:

We have audited the accompanying consolidated financial statements and financial statement schedules of Bogen Communications International, Inc. and Subsidiaries (formerly European Gateway Acquisition Corp.) (the "Company") as of December 31, 1996 and for each of the two years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bogen Communications International, Inc. and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                       Coopers & Lybrand L.L.P.

March 7, 1997
New York, New York

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 and 1996
          (In Thousands of Dollars, Except Share and Per Share Amounts)



                                                                            1997        1996
                                                                          --------     -------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $   964      $   885

Accounts receivable (less allowance for doubtful accounts of $376 and
    $470 at December 31, 1997 and 1996, respectively)                        6,291        6,517

Inventories, net                                                             8,285        6,519

Prepaid expenses and other current assets                                      468          780
                                                                           -------      -------

    TOTAL CURRENT ASSETS                                                    16,008       14,701

Property, equipment and leasehold improvements, net                          2,136        2,130

Goodwill and intangible assets, net                                         13,569       14,308

Other assets                                                                   257          247
                                                                           -------      -------

    TOTAL ASSETS                                                           $31,970      $31,386
                                                                           =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 and 1996
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                              1997           1996
                                                                              ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit  agreement                       $  2,891       $  4,828
Accounts payable                                                               2,376          3,707
Accrued expenses                                                               3,084          3,026
Income taxes payable                                                             238           --
Preferred dividends payable                                                      178           --
Advances and notes payable to related parties                                      6            746
Current maturities of notes payable to non-related parties                      --                5
                                                                            --------       --------
    TOTAL CURRENT LIABILITIES                                                  8,773         12,312

Advances and notes payable to related parties                                    212            361
Notes payable to non-related parties                                            --                8
Other liabilities                                                                433            536
Minority interest                                                              1,130            593
                                                                            --------       --------
    TOTAL LIABILITIES                                                         10,548         13,810
                                                                            --------       --------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized;
    200,000 shares issued and outstanding at December 31, 1997, none issued and outstanding in 1996 (Liquidation preference of $100 per
    share plus accrued dividends - $20,178)                                       --             --
Common stock - $.001 par value; 50,000,000 shares authorized;
    2,118,226 and 5,758,850 shares issued and outstanding at December
    31, 1997 and 1996, respectively                                                2              6
Additional paid-in-capital                                                    23,468         21,774
Accumulated deficit                                                           (1,690)        (4,177)
Currency translation adjustments                                                (358)           (27)
                                                                            --------       --------
    TOTAL STOCKHOLDERS' EQUITY                                                21,422         17,576
                                                                            --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 31,970       $ 31,386
                                                                            ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                          1997           1996           1995
                                                          ----           ----           ----
Net sales                                             $    49,779     $    46,269    $    44,518
Cost of goods sold                                         26,685          25,004         27,338
                                                      -----------     -----------    -----------
  Gross profit                                             23,094          21,265         17,180
Operating expenses:
  Research and development                                  2,591           2,892          2,307
  Selling, general and administrative                      14,939          14,360         15,067
  Amortization of goodwill and intangible assets              471             445            443
                                                      -----------     -----------    -----------
Income (loss) from operations                               5,093           3,568           (637)
Other (income) expenses:
  Interest expense, net                                       414             596            587
  Interest expense to related parties                          15              72            619
  Transaction costs                                          --              --            1,491
  Minority interest of consolidated subsidiaries              537             337            184
  Other income                                                (32)           --             (237)
                                                      -----------     -----------    -----------
Income (loss) before provision for income taxes             4,159           2,563         (3,281)
Provision for income taxes                                  1,494             555          1,262
                                                      -----------     -----------    -----------
Net income (loss)                                     $     2,665     $     2,008    $    (4,543)
Preferred dividends                                           178            --             --
                                                      -----------     -----------    -----------
Net income (loss) available to common shareholders    $     2,487     $     2,008    $    (4,543)
                                                      ===========     ===========    ===========
Basic net income (loss) per common share              $      0.46     $      0.35    $     (1.37)
                                                      ===========     ===========    ===========
Diluted net income (loss) per common share            $      0.46     $      0.35    $     (1.37)
                                                      ===========     ===========    ===========
Weighted average number of common
  shares outstanding-Basic and Diluted                  5,399,199       5,759,075      3,311,668
                                                      ===========     ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements
                                       F-5

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                              Preferred Stock               Common Stock                Additional
                                                           Number of                   Number of                         Paid-in
                                                            Shares         Amount       Shares          Amount           Capital
                                                            ------         ------       ------          ------           -------
Balance at December 31, 1994                                   --             --        1,615,155     $         2     $    12,638

Recapitalization by foreign subsidiary                         --             --             --              --              (967)
Accretion of redemption value of common stock
  subject to redemption                                        --             --             --              --               (52)
Reclass of common stock subject to redemption
  to common stock upon the Company's
  acquisition of Bogen and Speech Design                       --             --          309,845            --             1,627
Forgiveness of Bogen inter-company debt
  by Geotek                                                    --             --             --              --             7,155
Issuance of common stock and other adjustments to
  effect combination of Bogen and Speech
  Design                                                       --             --        3,701,919               4          (1,966)
Issuance of common stock and warrants to purchase
  60,000 shares of common stock for services
  provided to facilitate the acquisition of
  Bogen and Speech Design                                      --             --          132,431            --               740
Dividend paid by subsidiary to minority shareholders           --             --             --              --              --
Translation adjustments
Net loss                                                       --             --             --              --              --
                                                           --------      --------     -----------     -----------     -----------
Balance at December 31, 1995                                   --             --      $ 5,759,350     $         6     $    19,175

Restructuring of $3,000 related party
  note with related interest                                   --             --             --              --             2,602
Repurchased and cancelled common
  Stock                                                        --             --             (500)           --                (3)
Translation adjustments                                        --             --             --              --              --

Net income                                                     --             --             --              --              --
                                                           --------      --------     -----------     -----------     -----------
Balance at December 31, 1996                                   --             --        5,758,850     $         6     $    21,774




                                                                                Currency
                                                              Accumulated      Translation
                                                                Deficit        Adjustments       Total
                                                                -------        -----------       -----

Balance at December 31, 1994                                  $    (2,428)    $        37     $    10,249

Recapitalization by foreign subsidiary                                967            --              --
Accretion of redemption value of common stock                        --              --               (52)
Reclass of common stock subject to redemption
  to common stock upon the Company's
  acquisition of Bogen and Speech Design                             --              --             1,627
Forgiveness of Bogen inter-company debt
  by Geotek                                                          --              --             7,155
Issuance of common stock and other adjustments to
  effect combination of Bogen and Speech
  Design                                                             --              --            (1,962)
Issuance of common stock and warrants to purchase
  60,000 shares of common stock for services
  provided to facilitate the acquisition of
  Bogen and Speech Design                                            --              --               740
Dividend paid by subsidiary to minority shareholders                 (181)           --              (181)
Translation adjustments                                                               110             110
Net loss                                                           (4,543)           --            (4,543)
                                                              -----------     -----------     -----------
Balance at December 31, 1995                                  $    (6,185)    $       147     $    13,143

Restructuring of $3,000 related party
  note with related interest                                         --              --             2,602
Repurchased and cancelled common
  stock                                                              --              --                (3)
Translation adjustments                                              --              (174)           (174)

Net income                                                          2,008            --             2,008
                                                              -----------     -----------     -----------
Balance at December 31, 1996                                  $    (4,177)    $       (27)    $    17,576



              The accompanying notes are an integral part of these
                        consolidated financial statements
                                       F-6

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                Preferred Stock           Common Stock          Additional
                                           Number of                Number of                     Paid-in
                                            Shares      Amount       Shares         Amount        Capital
                                            ------      ------       ------         ------        -------
Sale of preferred stock                     200,000        --            --             --           20,000
Acquisition and retirement of
  common stock held by Geotek,
  including acquisition costs of $250          --          --      (3,701,919)            (4)       (18,746)
Sale of common stock and warrants              --          --          61,295           --              440
Translation adjustments                        --          --            --             --             --
Preferred dividends                            --          --            --             --             --
Net income                                     --          --            --             --             --
                                            -------     ------      ----------     ----------     ----------

Balance at December 31, 1997                200,000        --       2,118,226     $        2     $   23,468
                                            =======     ======      =========     ==========     ==========

                                                            Currency
                                            Accumulated    Translation
                                              Deficit      Adjustments        Total
                                              -------      -----------        -----

Sale of preferred stock                            --             --           20,000
Acquisition and retirement of
  common stock held by Geotek,
  including acquisition costs of $250              --             --          (18,750)
Sale of common stock and warrants                  --             --              440
Translation adjustments                            --             (331)          (331)
Preferred dividends                                (178)          --             (178)
Net income                                        2,665           --            2,665
                                              ----------     ----------     ----------

Balance at December 31, 1997                 $   (1,690)    $     (358)    $   21,422
                                             ==========     ==========     ==========


              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
          (In Thousands of Dollars, Except Share and Per Share Amounts)



                                                                         1997         1996        1995
                                                                         ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $  2,665     $  2,008     $ (4,543)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
        Non-cash transaction costs                                         --           --            740
        Depreciation and amortization                                       861          978          868
        Amortization of goodwill and intangible assets                      471          445          443
        Provisions for doubtful accounts and
           inventory obsolescence                                          (703)      (1,362)       1,344
        Utilization of acquired tax benefits credited to goodwill           439         --           --
        Minority Interest                                                   537          337          184
   Change in operating assets and liabilities
           (net of effects from acquisitions):
        Accounts receivable                                                 118       (1,703)         984
        Inventories                                                      (1,315)       2,269          (49)
        Prepaid expenses and other current assets                           260         (532)         200
        Payables and accrued expenses                                    (1,078)      (1,040)       1,901
        Other                                                              (137)        (138)        --
                                                                       --------     --------     --------
   Net cash provided by operating activities                              2,118        1,262        2,072
                                                                       --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment and leasehold improvements              (953)      (1,017)      (1,035)
   Cash obtained in the acquisition of Speech Design
        and Bogen                                                          --           --          8,149
   Acquisition of New England Audio Resource, Inc.                         (242)        --           --
   Acquisition of investments and intangibles                              --           (102)         (60)
   Other                                                                   --             18           37
                                                                       --------     --------     --------
   Net cash provided by (used) in investing activities                   (1,195)      (1,101)       7,091
                                                                       --------     --------     --------
CASH FLOW FROM FINANCING ACTIVITIES
   Acquisition of common stock and warrants held by Geotek              (18,750)        --           --
   Proceeds from sale of preferred stock, common stock and warrants      20,440         --           --
   Amounts (paid to) non-related parties, net                              --           (161)        (688)
   Amounts (paid) borrowed under revolving credit agreements             (1,506)          23         (691)
   Dividend paid to Geotek related to combination
        of Bogen and Speech Design                                         --           --         (7,000)
   Dividend paid by subsidiary to minority shareholders                    --           (294)        (181)
   Advances and notes payable - related parties                            (879)        (341)         415
                                                                       --------     --------     --------
   Net cash used in financing activities                                   (695)        (773)      (8,145)
                                                                       --------     --------     --------

   Effects of foreign exchange rate on cash                                (149)         221          110
                                                                       --------     --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             79         (391)       1,128

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            885        1,276          148
                                                                       --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    964     $    885     $  1,276
                                                                       ========     ========     ========


              The accompanying notes are an integral part of these
                        consolidated financial statements
                                       F-8

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                                    1997      1996      1995
                                                                                    ----      ----      ----
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                          $  496    $  609    $  829
   Cash paid for income taxes                                                         490     2,175         4

NON CASH INVESTING AND FINANCING ACTIVITIES
   Preferred stock dividends accrued                                                  178      --        --
   Restructuring of $3,000 related party note and related interest                   --       2,602      --
   Forgiveness of Bogen debt by Geotek treated
        as an equity contribution                                                    --        --       7,155
   Adjustments to combine companies                                                  --        --       1,966
   Notes payable to Geotek in consideration for
        acquiring Bogen and Speech Design                                            --        --       3,000
   Common stock issued to Geotek in consideration
        for acquiring Bogen and Speech Design                                        --        --           4
   Common stock and warrants issued as consideration for certain services provided to the Company in connection with the acquisition of Bogen and
        Speech Design                                                                --        --         740

              The accompanying notes are an integral part of these
                        consolidated financial statements
                                       F-9

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)



1. Organization

      Bogen Communications International, Inc. (and, together with its subsidiaries, the "Company") is engaged in the development, manufacturing and marketing of sound and telecommunication products. Product lines sold by the Company include; Telephone Paging Products ("Telco"), Commercial Audio Products ("Commercial Sound") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the northeastern United States, Germany, England, Switzerland and Israel.


2. Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of Bogen Corporation ("Bogen") and Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"), BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"), as well as Speech Design GmbH, a 67% owned subsidiary ("Speech Design"), its 67% owned subsidiary Satelco AG ("Satelco"), and its wholly-owned subsidiaries, Speech Design (Israel), Ltd. and Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

      The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the reserve for doubtful accounts, provision for slow moving and obsolete inventory and evaluation of the recoverability of assets. Actual results could differ from those estimates.

      Basis of Presentation

      On August 21, 1995, the Company acquired a 99% interest in Bogen and a 67% interest in Speech Design from Geotek Communications, Inc.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, 3,701,919 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company plus contingent consideration based on attainment of specified levels of operating performance of Bogen and Speech Design. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. In addition, Geotek contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction. The Company incurred transaction costs of $1,491 in connection with the acquisition of Bogen and Speech Design which were charged to non-operating expenses for the year ended December 31, 1995. These costs consist of non-recurring legal and other professional fees and other costs of the transaction amounting to $751 and a non-cash charge of $740 for the estimated fair value of 132,400 shares of common stock of the Company and warrants to purchase 60,000 shares of the Company's common stock at $5.25 per share, for services provided to the Company by various unrelated parties in connection with facilitating the acquisition of Bogen and Speech Design.

      In May 1996, the Company and Geotek amended the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due and paid in July 1997, (ii) the contingent consideration formula was revised, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company, $3,000 worth of common stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. This option expired unexercised on October 31, 1997.

      For accounting purposes, the acquisition was treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction was considered a reverse acquisition with Geotek as the acquiror for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design prior to the transaction.

      On November 26, 1997, the Company acquired and retired all of the outstanding common stock and warrants held by Geotek for an aggregate purchase price of $18,500. The total common shares and warrants acquired amounted to 3,701,919 and 200,000, respectively. In connection with the transaction, the Company cancelled all outstanding options held by Geotek, terminated all financing arrangements with Geotek and reconstituted its Board of Directors effectively severing all ties with Geotek. Financing for the transaction was obtained through the sale of 200,000 shares of Preferred Stock to a group of investors (see Note 11).

      Revenue Recognition

      Sales, net of expected returns, are recognized upon shipment.

      Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired in purchase transactions. Goodwill also includes the effect of

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      push-down accounting, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over a period of 20 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill, if any, is measured based on projected discounted cash flows.

      Cash and Cash Equivalents

      Cash includes cash on-hand and all highly-liquid debt instruments purchased with original maturities of three months or less.

      Inventories

      Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. Reserves are established for valuation purposes or determined by management on a periodic basis, as required by conditions of obsolescence.

      Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

      Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

      Income Taxes

      The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Income (Loss) Per Common Share

      Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding and all common stock equivalents for the periods presented.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


      Stock-Based Compensation

      Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income available to common shareholders and net income per common share are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

      Translation of Foreign Currencies

      Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

      Fair Value of Financial Instruments

      The recorded amount of cash and cash equivalents, notes payable and advances, approximates fair value due to the short-term maturities of these assets and liabilities.

      Recently Issued Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

      SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997.

      Adoption of these standards is expected to result in additional disclosures, but will not have an effect on the Company's financial position or results of operations.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Reclassifications

      Certain 1996 and 1995 balances have been reclassified to conform with the current year presentation.

3. Acquisition

      On July 1, 1997, the Company, through its wholly-owned subsidiary Bogen, acquired substantially all of the net assets of NEAR, a leading manufacturer of high performance, weather-proof speakers. The total purchase price, including direct costs incurred as result of the acquisition, amounted to $242 in cash and assumption of certain liabilities. Excess of the purchase price over the estimated fair values of the net assets acquired was $236 and has been recorded as goodwill, which is being amortized over 20 years.

      The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The operating results of this acquisition are included in the Company's consolidated statements of operations from the date of acquisition and are immaterial. Had the acquisition occurred on January
      1, 1997, there would not have been any material effect on consolidated results of operations for 1997 or 1996.

4. Inventories

      Inventories, at the lower of cost or market and valued on a first in, first out basis, as of December 31, 1997 and 1996, are as follows:

                                                1997              1996
                                               ------            ------
         Raw materials and supplies            $1,874            $1,525
         Work in progress                         742               701
         Finished goods                         5,669             4,293
                                                -----             -----
                                               $8,285            $6,519
                                               ======            ======

      The inventory balances are net of a reserve for inventory valuation and obsolescence of $529 and $1,126 at December 31, 1997 and 1996, respectively.

5. Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements at December 31, 1997 and 1996 is comprised of the following items:


                                                1997              1996
                                               ------            ------
         Machinery, equipment and tooling      $4,111            $3,581
         Furniture and office equipment         1,669             1,774
         Leasehold improvements                   760               694
                                               ------            ------
                                                6,540             6,049
         Less: accumulated depreciation
               and amortization                (4,404)           (3,919)
                                               ------            ------
                                               $2,136            $2,130
                                               ======            ======

      Depreciation and amortization expense was approximately $861, $978, and $868 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following, at December 31, 1997 and 1996:

                                             1997             1996
                                             ----             ----
         Goodwill                          $16,137          $16,295
         Other intangibles                     101              220
                                            ------           ------
                                            16,238           16,515

         Less: accumulated amortization     (2,669)          (2,207)
                                            ------          -------
                                           $13,569          $14,308
                                           =======          =======

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      As explained above in Note 2, the acquisition of Bogen and Speech Design was accounted for as a reverse acquisition by Geotek. No goodwill was recorded in connection with this transaction.

      In January 1994 Geotek acquired a greater than 95% interest in Bogen, and pursuant to the rules of push-down accounting, the acquisition gave rise to a new basis of accounting and the goodwill related to Geotek's acquisition was "pushed-down" to the financial statements of Bogen. Accordingly, Bogen recorded goodwill in the amount of $15,044 in the first quarter of 1994. The goodwill is being amortized over its then remaining life of approximately 38 years.

      Goodwill in the amount of $563 relates to Bogen. This goodwill is being amortized using the straight-line method over 40 years.

      Goodwill in the amount of $733 represents the excess of cost over the fair value of net assets acquired by Speech Design related to the acquisition of its 67% owned subsidiary Satelco. This goodwill is being amortized using the straight-line method over 20 years.

      Goodwill in the amount of $236 represents the excess of cost over the fair value of net assets acquired in connection with the acquisition of NEAR in 1997. This goodwill is being amortized using the straight-line method over 20 years.

      During 1997, Goodwill was reduced in the amount of $439 to reflect the utilization of pre-acquisition tax benefits (see Note 9).

      Amortization of goodwill and other intangibles was $471, $445, and $443 for the years ended December 31, 1997, 1996 and 1995, respectively.

7. Revolving Credit Agreements

      In the first quarter of 1997, BCI entered into a revolving credit facility (the "Facility") with a bank, which matures on February 5, 1999. The Facility provides, subject to certain terms and conditions, for borrowings up to a maximum of $7,000 with a $700 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances, and are limited to specified levels of eligible accounts receivable and inventory. Borrowings under the Facility are available for working capital and general corporate purposes and bear interest at the bank's prime rate plus .50% (9.00% at December 31, 1997).

      Obligations under the Facility are collateralized by all of the accounts receivable, inventory, property and equipment, and general intangibles of BCI and is guaranteed by the Company. The Facility contains certain covenants, which restrict the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of BCI restricted under the Facility were $9,710 at December 31, 1997.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      The Facility also requires compliance with certain financial convenants including maintenance of specified minimum levels of tangible net worth, debt to tangible net worth and pre-tax profitability. At December 31, 1997 borrowings outstanding under the Facility amounted to $737. Availability under the Facility based on eligible accounts receivable and inventory was approximately $4,000 as of December 31, 1997.

      BCI's prior revolving credit facility (the "Previous Facility") provided for borrowings up to a maximum of $10,000 over a two year term expiring in August 1997. Borrowings under the Previous Facility were limited to eligible levels of accounts receivable and inventory, were collateralized by substantially all the assets of BCI and guaranteed by Geotek. Advances under the Previous Facility required interest at a rate of 2% to 2.75% over the lender's prime rate. The Previous Facility contained certain covenants, which limited the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of BCI restricted under the Previous Facility were $16,655 at December 31, 1996. At December 31, 1996 borrowings outstanding under the Previous Facility amounted to $1,545.

      At December 31, 1997 and 1996, Speech Design had short term lines of credit and overdraft facilities of $3,988, and $4,344, respectively, of which short term borrowings amounted to $2,154 and $3,283, respectively. The amounts available under these credit lines were $1,834 and $1,061 at December 31, 1997 and 1996, respectively, with rates tied to short-term bank notes and Euromarket loans. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At December 31, 1997 interest rates on these short-term lines ranged from 4.4% to 7.25%.

      Total outstanding revolving lines of credit are summarized as follows at December 31, 1997 and 1996:

                                                         1997         1996
                                                         ----         ----
         Domestic Lines of Credit Utilized               $ 737       $1,545
         Foreign Lines of Credit Utilized:
           Speech Design                                 2,017        2,805
           Satelco                                         137          478
                                                         -----       ------
                                                        $2,891       $4,828
                                                        ======       ======

8. Advances and Notes Payable to Related Parties

      Advances and notes payable to related parties at December 31, 1997 and 1996 consist of the following:

                                                                1997    1996
                                                                ----    ----
            Advances from Geotek                               $  --   $  152
            Loan from Speech Design Shareholders (at
                  German discount rate + 2%)                      --      129
            Loan from Related Party (at Zurich Kantonal
                  Bank rate)                                     212      232
            Other Notes Payable                                    6
            Notes Payable - Geotek (at 13%)                       --      594
                                                              ------   ------
                           Total                                 218    1,107
            Less: Current Maturities                              (6)    (746)
                                                              ------   ------
                                                                $212   $  361
                                                              ======   ======

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Advances from Geotek
      Advances from Geotek consisted of net non-interest bearing advances made to Bogen, which were paid in full during 1997.

      Loan from Speech Design Shareholders

      This note payable to Speech Design's minority shareholders was to mature on December 31, 1999. Interest was paid in quarterly installments and was charged at 2% over the German discount rate. This note was paid in full during 1997.

      Loan from Related Party

      This $315 original note from the minority shareholders of Satelco is payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate with installments beginning February, 1995. The payments of this note have been suspended (with the approval of the noteholders) until such time as the Satelco subsidiary becomes profitable. Accordingly, this note payable has been classified as long-term.

      Notes Payable (by the Company) to Geotek

      This note payable to Geotek from the Company was incurred at the date of acquisition for $3,000 plus interest payable quarterly in arrears at varying rates equal to the Company's highest borrowing rate plus 2%. In May 1996, the $3,000 note plus accrued interest was reduced and restructured, retroactive to January 1, 1996, to a $500 non-convertible promissory note due and paid in July 1997.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

9. Income Taxes

      The Company's pre-tax book income (loss) is as follows for the years ended December 31, 1997, 1996 and 1995:

                                           1997      1996     1995
                                           ----      ----     ----

      Domestic U.S. Operations           $1,966   $ 1,322  $(4,886)
      Foreign Operations                  2,193     1,241    1,605
                                         ------    ------   ------

         Total                           $4,159   $ 2,563  $(3,281)
                                         ======   =======  ========


      The components of income tax expense are as follows for the years ended December 31, 1997, 1996 and 1995:

                                               1997      1996     1995
                                               ----      ----     ----

      Current Income Tax
         (Foreign Only)                      $1,055   $   555   $1,262
      Utilization of acquired
         tax benefits credited
         to goodwill                            439         -        -
                                             ------    ------   ------
         Total Income Tax Expense            $1,494    $  555   $1,262
                                             ======    ======   ======

      The difference between the provision for income taxes computed at the U.S. Federal statutory rate and the provision as reported are as follows:

                                           1997      1996     1995
                                           ----      ----     ----

      Provision at U.S. Statutory Rate   $1,414   $   871     $(1,116)
      Non-deductible Expenses               151       338         785
      Change in Valuation Allowance        (820)     (793)        998
      German Taxes                          307       162         604
      Utilization of acquired
         tax benefits credited
         to goodwill                        439         -        -
      Other                                   3       (23)         (9)
                                          -----    ------     -------
             Tax Provision as Reported   $1,494    $  555     $ 1,262
                                         ======    =======    =======

      The Company has net operating loss ("NOL") carryforwards of approximately $6,466 for U.S. Federal tax purposes and approximately $1,045 for U.S. state tax purposes, as of December 31, 1997, which expire between the years 2002 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, the net Federal operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.

      The components of deferred tax assets at December 31, 1997 and 1996, are as follows:

                                     1997             1996
                                     ----             ----

      Deferred Tax Assets:
      NOL Carryforwards            $2,262           $2,808
      Deferred Rent                   144              191

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Inventory Items                       325            592
      Allowance for Doubtful Accounts       124            157
      Accrued Liabilities                   201            196
      Property & Equipment                  141            137
      Other                                   -             56
                                          -----         ------
         TOTAL DEFERRED TAX ASSETS       $3,197         $4,137
      Less, Valuation Allowance          (3,197)        (4,137)
                                         ------         ------

         NET DEFERRED TAX ASSETS         $    0         $    0
                                         ======         ======

      The Company has established a valuation allowance of $3,197 and $4,137 for the years ended December 31, 1997 and 1996, respectively. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets principally as a result of limitations imposed on the use of operating losses under Section 382 and a lack of history of consistent domestic taxable earnings. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized due to the application of SFAS No. 109 and purchase accounting.

10. Commitments and Contingencies

      Operating Leases

      The Company occupies its plant and office facilities and operates certain equipment under leases expiring at various dates through 2005. The facility lease contains an escalation clause and provides for payments of taxes and expenses over base rent. The facility lease also contains a five year renewal option.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      The minimum annual rental commitments over the next five years under operating leases are as follows:

                           Year Ending
                           December 31,
                           ------------
                              1998                   $ 1,359
                              1999                     1,221
                              2000                     1,015
                              2001                       244
                              2002                       236
                           Thereafter                    553
                                                     -------
                                                      $4,628
                                                     =======

      Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $358 and $478 at December 31, 1997 and 1996, respectively, is classified as a long-term liability.

      Rent expense charged to operations totaled approximately $1,297, $1,151, and $1,055 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Employment and Consulting Agreements

      Compensation of Directors

      Directors, other than non-employee directors who are members of the Executive Committee of the Board, receive no compensation for acting as directors to the Company. During 1996, two Board members received $50,000 each as members of the Company's Executive Committee.

      Employment Contracts

      The Company has employment agreements with certain of its key executive officers. The employment agreements provide for among other things, specified levels of annual base salary, and the granting of stock options. Certain employment agreements provide for the payment of bonuses based upon certain criteria. Such employment agreements generally extend through December 2000.

         Litigation

      The Company is not aware of any material pending or threatened legal proceedings to which it is a party or to which any of its property is subject.

      Commitments

      At December 31, 1997, the Company had commitments to purchase merchandise from foreign vendors of $897 under open purchase orders and $132 under other sight documents.

11. Stockholders' Equity

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

      On November 26, 1997, the Company sold 200,000 shares of 9% Cumulative Series A Convertible Preferred Stock (the "Preferred Stock") to a group of unrelated independent third party investors (the "Investors"). The 200,000 shares of Preferred Stock were sold for $100 per share for total proceeds to the Company of $20,000 of which $18,500 was used to finance the acquisition and retirement of common stock and warrants held by Geotek (see Note 2) and $1,500 was to be used for general corporate purposes. The Preferred Stock carries a redemption value of $100 per share. Each share of Preferred Stock plus any accrued dividends is convertible, at the option of the holder, at any time prior to the close of business on the third day prior to the date on which notice of conversion is given, into
      18.605 shares of common stock (or 3,721,000 shares) based on an initial conversion price of $5.375 per common share ("Conversion Price"). Any shares of Preferred Stock still outstanding as of December 1, 2002, will automatically convert into common stock at the rate specified above.

      The Preferred Stock may be redeemed by the Company provided the closing bid price of the common stock on the primary exchange on which the common stock is traded on each such day for 20 consecutive trading days, exceeds 150% of the Conversion Price, or $8.0625 per share of common stock. The redemption price paid by the Company will equal the redemption value of the Preferred Stock plus all accrued dividends through the date of redemption, plus, in the event the Preferred Stock is redeemed prior to December 1, 2000, 50% of the dividends that would have accrued or been payable through December 1, 2000 if such redemption had not occurred.

      In the event of liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to be paid, before any distribution or payment is made on common stock, an amount equal to the greater of (i) the redemption value per share of Preferred Stock plus any accrued dividends, or (ii) such amount of cash, securities or other property per share of Preferred Stock as would have been payable had each share been converted to, and treated equally with shares of common stock immediately prior to such liquidation, dissolution or winding up. If the assets to be distributed among the holders of the Preferred Stock pursuant to (i) above are insufficient to permit repayment of the liquidation preference, then the entire assets of the Company shall be distributed ratably to holders of the Preferred Stock.

      Holders of Preferred Stock are entitled to one vote for each share of common stock into which such shares can be converted. The Preferred Stock carries a 9% semi-annual cumulative dividend which may be paid in cash or in-kind at the option of the Company. Dividends on Preferred Stock must be paid before any dividends on common stock and accrue on any unpaid amounts.

      Common Stock

      The following discussion summarizes the incorporation of the Company, the capitalization, and the requirements and privileges of the shareholders in the periods preceding the consummation of the

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      acquisition of Bogen and Speech Design on August 21, 1995.

      The Company was incorporated in Delaware on May 6, 1993 with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria (a "Business Combination"). The Company's founding directors and advisors purchased 500,000 common shares, $.001 par value, for five hundred dollars during the three month period after incorporation. On September 30, 1993, 125,000 shares were returned to the Company by the founding shareholders and were retroactively reflected in the financial statements as a net issuance of 375,000 shares.

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

      When the Business Combination was approved and consummated, any Public Shareholder who had voted against the Business Combination could have demanded that the Company redeem his shares. The per share redemption price equaled the amount in the Trust Fund, as of the record date for determination of shareholders entitled to vote on the Business Combination, divided by the number of shares held by Public Shareholders. Accordingly, Public Shareholders holding 19.99% of the aggregate number of shares owned by all Public Shareholders could have had their shares redeemed at the time of the Business Combination. The Company classified the value of this redemption as common stock, subject to possible redemption, on its balance sheet at December 31, 1994 prior to the consummation of the Business Combination. Such Public Shareholders were entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Shareholders. On August 21, 1995, in connection with the Company's acquisition of Bogen and Speech Design, the Company reclassified the common stock subject to possible redemption to common stock. No shares of stock were redeemed as discussed above.

      The Company's Certificate of Incorporation had provided for mandatory liquidation of the Company, without shareholder approval, in the event that the Company did not consummate a Business Combination.

      On November 26, 1997, D&S Capital, LLC, a limited liability company whose interests are owned by the Chief Executive Officer and President of the Company, acquired 46,295 shares of unregistered common stock and warrants to purchase 250,000 shares of restricted common stock at an exercise price of $5.00 per share, for an aggregate purchase price of $250,000. The warrants are exercisable in specified increments through January 1, 2003.

      At December 31, 1997 and 1996, 4,285,885 and 3,660,000 shares of common stock, respectively, were reserved for issuance upon exercise of redeemable warrants.

      Warrants

      In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its offering in October 1993. As referred to above, the Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.

      Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. These warrants were repurchased and retired by the Company on November 26, 1997 (see Note 2). Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination.

      Warrants to purchase 250,000 shares of common stock were issued on November 26, 1997 as part of the sale of common stock to D&S Capital, LLC, an entity owned by the Chief Executive Officer and President of the Company. Another 575,885 warrants to purchase common stock were issued on November 28, 1997, to Helix Capital II, LLC ("Helix II")(see Note 14).

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      At December 31, 1997, the Company had the following warrants outstanding:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
      Warrants to purchase common stock:              Shares       Price       Expiration
                                                   ---------       -----       --------------
         1993 warrants                             3,400,000       $5.50       October 2000
         1995 warrants                                60,000       $5.50       October 2000
         1997 warrants                               825,885       $5.35       November 2002,
                                                                               January 2003

                                                   4,285,885
                                                   =========

12. Stock Options

      In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") pursuant to which an aggregate of 1,253,335 shares of the Company's common stock were reserved for issuance pursuant to the plan. The 1996 Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case by case basis but not less than the fair market value of the stock at the date of grant and none may be exercised more than 10 years from the date of grant.

      From time to time, the Company grants additional stock options to individuals outside of the 1996 Plan. During 1997, discretionary grants of 325,885 options in the aggregate were made to the Company's newly appointed Chief Executive Officer and President outside the 1996 Plan. The options were granted at an exercise price of $5.00 per share, vest at a specified rate over a three year period and expire 10 years from the date of grant.

      In 1994, Bogen adopted an Employee Stock Option Plan (the "Bogen Plan") and granted a total of 1,400,000 options at a price of $1.14 per share, which approximated fair value. All options granted under the Bogen Plan were outstanding at December 31, 1996 and 1995. In 1997, the Company cancelled all the options granted under the Bogen Plan and granted certain participants under the Bogen Plan one option for a share of common stock under the 1996 Plan in exchange for every three options of Common Stock of Bogen granted to a participant in the Bogen Plan. Options for an aggregate of 253,335 shares of common stock were granted under the 1996 Plan to former participants of the Bogen Plan.

      Information with respect to the Company's stock options under the 1996 Plan and discretionary grants are as follows:

                                                                    Average
      Stock Options                              Shares             Price(1)
      -------------                              ---------          --------
      Outstanding at December 31, 1996                   -               -
               Granted                           1,264,220           5.48
               Cancelled                           279,667           6.14
               Exercised                            15,000           5.00
                                                 ---------           ----
      Outstanding at December 31, 1997             969,553           5.30
                                                 =========           ====

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      (1) Weighted average exercise price.

      The number of shares and weighted average price of options exercisable at December 31, 1997 was 222,668 shares at $5.74 per share and had a weighted average contractual life remaining of 8.5 years. At December 31, 1997, 609,667 shares were available for future grants under the terms of the 1996 Plan. Outstanding options expire prior to December 31, 2007 and are exercisable at prices ranging from $5.00 to 10.00 per share.

      Effective November 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement defines a fair value method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" provided it discloses the effect of SFAS 123 in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized for its stock-based compensation plans. However, had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income available to common shareholders and net income per common share would have decreased to the pro forma amounts indicated in the table below.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      Pro forma net income available to common shareholders and net income per common share for the year ended December 31, 1997 was as follows:

      Net Income available to common shareholders:
               As reported                                       2,487
               Pro forma                                         2,190
      Net Income per common share:
               Basic:
                        As reported                                .46
                        Pro forma                                  .41
               Diluted:
                        As reported                                .46
                        Pro forma                                  .41

      The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $5.48 in fiscal 1997 and the following weighted average assumptions: risk-free interest rate of 6.25%; expected option life of 6.8 years; volatility of 46% and no dividend yield. The average fair value of options granted during 1997 was $2.31.

13. Income (Loss) Per Common Share

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997.

      Under SFAS 128, the Company is required to present two earnings per share amounts for each period presented, and all prior period earnings per share amounts are required to be restated to conform with the provisions of SFAS 128.

      Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of diluted income
      (loss) per common share if their inclusion would be anti-dilutive.

      Potential common shares attributable to the Preferred Stock as a result of applying the if-converted method (see Note 11) and outstanding options and warrants have not been included in the calculation of diluted net income
      (loss) per common share for the years ended December 31, 1997, 1996 and 1995 since their inclusion would be anti-dilutive. Such outstanding options, warrants and Preferred Stock, could potentially dilute Basic income per common share in the future.

14. Related Party Transactions

      In 1995 the Company issued 132,431 shares of its common stock for services received in connection with the acquisition of Bogen and Speech Design. Of these shares, 19,565 were issued to a member of the Board of Directors of Geotek.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

      During 1995, in conjunction with the acquisition of Bogen and Speech Design Geotek forgave $7,155 in long-term debt due Geotek, which was recorded as an increase in additional paid-in capital. As part of this acquisition, the Company issued $3,000 in convertible promissory notes to Geotek which was reduced and restructured to a $500 non-convertible promissory note due July 1997 (see Note 2 "Basis of Presentation").

      In August 1997, the Company entered into a Mergers and Acquisition Engagement Agreement (the "Agreement"), with Helix Capital Services, Inc. ("Helix Services"), the successor to Helix Capital Services, LLC. The Agreement, as amended on November 28, 1997, extends through December 2000 and provides for, among other things, (i) Helix Services to serve as a non-exclusive financial advisor and finder for the Company's merger and acquisition transactions, (ii) specifies levels of effort and resources on the part of Helix Services in connection with performing its duties under the Agreement, (iii) monthly retainer payable to Helix Services in the amount of $20 per month, and (iv) success fees payable to Helix Services based upon transaction consideration. Certain partners of Helix Services are members of the Company's Board of Directors.

      In connection with entering into the amendment, Helix II, an affiliate of Helix Services, was provided with an opportunity to invest in the Company. As of November 28, 1997, Helix II purchased non-transferable Warrants (the "Warrants") to purchase 575,885 shares of the Company's common stock, for a purchase price of $115. The exercise price of the Warrants is $5.50 per share of common stock. Subject to certain exceptions in the event of a change of control, the Warrants will not be exercisable until the one-year anniversary of the date of issuance and expire on November 27, 2002. The shares of common stock to which the Warrants are exercisable into, are restricted as to tradability for a specific period of time.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

15. Economic Dependency

      During the years ended December 31, 1997, 1996 and 1995, the Company purchased audio components in the amount of approximately $9,194, $12,072, and $8,853, respectively, from four suppliers located in the Republic of South Korea. The Company is currently monitoring the economical crisis in South Korea closely and will take all measures within its control to ensure that production of the Company's products will continue without interruption. Should production by the Company's suppliers be curtailed, the Company believes suitable suppliers in other parts of the world will be available to satisfy its production requirements. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative source of production can be identified on a timely basis, thereby resulting on material adverse effects on the Company's results of operations.Any future inability of any of these suppliers to provide the Company with a sufficient level of components may have a negative impact on the Company's operations.

      Sales to two customers accounted for more than 10% individually of the Company's net sales in 1997. Sales to one customer accounted for more than 10% of the Company's net sales in 1996 and 1995.

                                  1997              1996              1995
                                 ------            ------            ------
           Customer A            $5,147            $4,506            $4,440
           Customer B            $6,357               --                --


      Twenty-one of Bogen's employees are subject to collective bargaining agreements which expire in mid-2000.

16. Employee Benefit Plans

      Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 1997, 1996 and 1995 were approximately $18, $17, and $15, respectively.

      Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $122, $83, and $82 for the years ended December 31, 1997, 1996 and 1995, respectively.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

17. Segments

      The Company's operations are conducted in one segment in the United States (Bogen) and Germany (Speech Design). Information about the Company for 1997, 1996, and 1995 has been presented geographically as follows:

                                                  1997       1996       1995
                                                 ------    -------     ------
         Geographic Segments:
         Revenues:
                  United States                 $31,734    $30,671    $30,677
                  Foreign                        18,045     15,598     13,841
                                                -------    -------    -------
                                                $49,779    $46,269    $44,518

         Operating income (loss):

                  United States                 $ 2,288    $ 1,862    $(2,405)
                  Foreign                         2,805      1,706      1,768
                                                -------    -------    -------

         Income (loss) from operations          $ 5,093    $ 3,568       (637)
                                                =======    =======    =======

         Identifiable assets:
                  United States                 $25,148    $23,604    $24,425
                  Foreign                         6,822      7,782      6,879
                                                -------    -------    -------
                                                $31,970    $31,386    $31,304
                                                =======    =======    =======

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    Disclosure responsive to this item has been previously reported (as that term is defined under the Securities Exchange Act of 1934, as amended) in the Company's Current Report on Form 8-K dated December 19, 1997.

                                    PART III


    Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

    The information required by the Item is incorporated herein by reference to the Company's Proxy Statement.

Item 11.  Executive Compensation

    The information required by this Item is incorporated by reference to the Company's Proxy Statement, including the Stock Price Performance Graph and the Board of Directors Report on Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements See "Item 8. Financial Statements and
                                    Supplementary Data."

        (a)(2) Financial Statement Schedules:
               Schedule I: Condensed Financial Information of Bogen Communications International, Inc. (Parent Company Only)

               Schedule II: Valuation and Qualifying Accounts

       Schedule I - Condensed Financial Information of Bogen Communications
                    International, Inc. (Parent Company Only)
                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company only)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 and 1996
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     Assets


                                                                                      1997         1996
                                                                                      ----         ----
    CURRENT ASSETS:
    Cash and cash equivalents                                                       $    257     $    305
    Advances to subsidiary                                                             1,540         --
    Prepaid expenses and other current assets                                             32         --
                                                                                    --------     --------
                   TOTAL CURRENT ASSETS                                                1,829          305

    Organization costs, net                                                                8           19
    Investment in subsidiaries                                                        20,282       17,643
    Note receivable from subsidiary                                                     --            553
                                                                                    --------     --------
                   TOTAL ASSETS                                                     $ 22,119     $ 18,520
                                                                                    ========     ========

                       Liabilities & Stockholders' Equity

    CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                169          181
    Preferred dividends payable                                                          178         --
    Advances from related party                                                         --            169
                                                                                    --------     --------
                   TOTAL CURRENT LIABILITIES                                             347          350

    Notes payable to subsidiary and related party                                        350          594
                                                                                    --------     --------

                  TOTAL LIABILITIES                                                      697          944

    STOCKHOLDERS' EQUITY:
    Preferred stock - $.001 par value;
      1,000,000 shares authorized;  200,000 shares issued and outstanding at
      December 31, 1997, none issued and outstanding in 1996 (Liquidation
      preference of $100 per share plus accrued dividends - $20,178)                    --           --
    Common stock - $.001 par value; 50,000,000 shares authorized; 2,118,226 and 5,758,850 shares issued and outstanding at December 31,
    1997 and 1996, respectively                                                            2            6
    Additional paid-in capital                                                        23,468       21,774
    Accumulated deficit                                                               (1,690)      (4,177)
    Currency translation adjustments                                                    (358)         (27)
                                                                                    --------     --------
            TOTAL STOCKHOLDERS' EQUITY                                                21,422       17,576
                                                                                    --------     --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 22,119     $ 18,520
                                                                                    ========     ========

   The accompanying notes are an integral part of these financial statements.

      Schedule I - Condensed Financial Information of Bogen Communications
                   International, Inc. (Parent Company Only)


                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company only)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEAR ENDED DECEMBER 31, 1997, 1996
          AND FOR THE PERIOD FROM AUGUST 21, 1995 TO DECEMBER 31, 1995
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         1997           1996            1995
                                         ----           ----            ----
Net Sales                             $      --      $      --      $      --
Operating expenses:
   General and administrative                 331            371            173
   Amortization                                11             11              4
                                      -----------    -----------    -----------
Loss from operations                         (342)          (382)          (177)

Other (income) expenses:
   Equity in (income) loss of
   subsidiaries                            (3,019)        (2,496)         2,740
   Acquisition costs                         --             --            1,491
   Interest expense, net                       12             42            135
                                      -----------    -----------    -----------
Income (loss) before provision
   for income taxes                         2,665          2,072         (4,543)

Provision for income taxes                   --               64           --
                                      -----------    -----------    -----------

Net income (loss)                           2,665          2,008         (4,543)

Preferred dividends                           178           --             --
                                      -----------    -----------    -----------

Net income (loss) available
   to common shareholders             $     2,487    $     2,008    $    (4,543)
                                      ===========    ===========    ===========

Basic net income (loss)
   per common share                   $      0.46    $      0.35    $     (1.37)
                                      ===========    ===========    ===========

Diluted net income (loss)
   per common share                   $      0.46    $      0.35    $     (1.37)
                                      ===========    ===========    ===========

Weighted average number of
   common shares outstanding-Basic
   and Diluted                          5,399,199       5,759,075     3,311,668
                                      ===========     ===========    ==========



   The accompanying notes are an integral part of these financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                              (PARENT COMPANY ONLY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (In Thousands of Dollars, Except Share and Per Share Amounts)



                                                                Preferred Stock             Common Stock            Additional
                                                           Number of                   Number of                      Paid-in
                                                             Shares         Amount       Shares         Amount        Capital
                                                         ---------------  ------------ ------------   -----------  ---------------
Balance at December 31, 1994                                   --             --        1,615,155     $        2      $    12,638

Recapitalization by foreign subsidiary                         --             --             --              --              (967)
Accretion of redemption value
  of common stock subject to redemption                        --             --             --              --               (52)
Reclass of common stock subject to
  redemption to common stock upon
  the Company's acquisition of
  Bogen and Speech Design                                      --             --          309,845            --             1,627
Forgiveness of Bogen inter-company debt
  by Geotek                                                    --             --             --              --             7,155
Issuance of common stock and other adjustments to
  effect combination of Bogen and Speech
  Design                                                       --             --        3,701,919              4           (1,966)
Issuance of common stock and warrants to purchase
  60,000 shares of common stock for services
  provided to facilitate the acquisition of
  Bogen and Speech Design                                      --             --          132,431            --               740
Dividend paid by subsidiary to minority shareholders           --             --             --              --              --
Translation adjustments
Net loss                                                       --             --             --              --              --
                                                         ----------    -----------    -----------     ----------      -----------
Balance at December 31, 1995                                   --             --        5,759,350     $        6      $    19,175

Restructuring of $3,000 related party
  note with related interest                                   --             --             --              --             2,602
Repurchased and cancelled common
  stock                                                        --             --             (500)           --                (3)
Translation adjustments                                        --             --             --              --              --
Net income                                                     --             --             --              --              --
                                                         ----------    -----------    -----------     ----------      -----------
Balance at December 31, 1996                                   --             --        5,758,850     $        6      $    21,774



                                                                             Currency
                                                             Accumulated    Translation
                                                               Deficit      Adjustments      Total
                                                            ------------- -------------- ------------

Balance at December 31, 1994                               $    (2,428)    $        37     $    10,249

Recapitalization by foreign subsidiary                             967            --              --
Accretion of redemption value
  of common stock                                                 --              --               (52)
Reclass of common stock subject to
  redemption to common stock upon
  the Company's acquisition of
  Bogen and Speech Design                                         --              --             1,627
Forgiveness of Bogen inter-company debt
  by Geotek                                                       --              --             7,155
Issuance of common stock and other adjustments to
  Effect combination of Bogen and Speech
  Design                                                          --              --            (1,962)
Issuance of common stock and warrants to purchase
  60,000 shares of common stock for services
  provided to facilitate the acquisition of
  Bogen and Speech Design                                         --              --               740
Dividend paid by subsidiary to minority shareholders              (181)           --              (181)
Translation adjustments                                                            110             110
Net loss                                                        (4,543)           --            (4,543)
                                                           -----------     -----------     -----------
Balance at December 31, 1995                               $    (6,185)    $       147      $   13,143

Restructuring of $3,000 related party
  note with related interest                                      --              --             2,602
Repurchased and cancelled common
  stock                                                           --              --                (3)
Translation adjustments                                           --              (174)           (174)
Net income                                                       2,008            --             2,008

                                                           -----------     -----------     -----------
Balance at December 31, 1996                               $    (4,177)    $       (27)    $    17,576


   The accompanying notes are an integral part of these financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                              (PARENT COMPANY ONLY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                          Preferred Stock       Common Stock                Additional
                                                       Number of                 Number of                    Paid-in
                                                         Shares      Amount        Shares        Amount       Capital
                                                       ---------     ------     ------------     ------     ----------
Sale of preferred stock                                  200,000       --             --             --         20,000
Acquisition and retirement of common stock held by
  Geotek, including acquisition costs of $250               --         --       (3,701,919)          (4)       (18,746)
Sale of common stock and warrants                           --         --           61,295           --            440
Translation adjustments                                     --         --             --             --             --
Preferred dividends                                         --         --             --             --             --
Net income                                                  --         --             --             --             --
                                                         -------     ------     ----------       ------     ----------
Balance at December 31, 1997                             200,000       --        2,118,226       $    2      $  23,468
                                                         =======     ======     ==========       ======     ==========



                                                                       Currency
                                                       Accumulated    Translation
                                                         Deficit      Adjustments       Total
                                                        ----------    -----------    -----------

Sale of preferred stock                                       --             --           20,000
Acquisition and retirement of common stock held by
  Geotek, including acquisition costs of $250                 --             --          (18,750)
Sale of common stock and warrants                             --             --              440
Translation adjustments                                       --             (331)          (331)
Preferred dividends                                           (178)          --             (178)
Net income                                                   2,665           --            2,665
                                                        ----------     ----------     ----------
Balance at December 31, 1997                            $   (1,690)    $     (358)    $   21,422
                                                        ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

      Schedule I - Condensed Financial Information of Bogen Communications
                    International, Inc. (Parent Company Only)

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 1997, 1996 AND
            FOR THE PERIOD FROM AUGUST 21, 1995 to DECEMBER 31, 1995
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   1997          1996         1995
                                                   ----          ----         ----
NET CASH USED IN OPERATING ACTIVITIES             $   (268)     $  (75)     $   (383)
                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITES:
   Cash obtained in the acquisition of
     Bogen and Speech Design                          --           --          8,149
                                                  --------     --------     --------
NET CASH PROVIDED BY INVESTMENT
  ACTIVITIES                                          --           --          8,149
                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock,
     common stock and warrants                      20,440         --           --
   Acquisition of common stock and
     warrants held by Geotek                       (18,750)        --           --
   Dividend paid to Geotek related to
     the combination                                  --           --         (7,000)
   Payment on debt to non-related party               --           --           (115)
   Advances and notes to subsidiaries
     and related parties                            (1,398)        (593)         317
                                                  --------     --------     --------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                292         (593)      (6,798)
                                                  --------     --------     --------

Effects of Foreign Exchange Rate on Cash               (72)           5         --
                                                  --------     --------     --------

INCREASE (DECREASE) IN  CASH                           (48)        (663)         968

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           305          968         --
                                                  --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    257     $    305     $    968
                                                  ========     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:

NON CASH INVESTING CASH FINANCING ACTIVITIES
Restructuring of $3,000 related party note and
   related interest                               $   --       $  2,602     $   --
                                                  ========     ========     ========

Preferred stock dividends accrued                 $    178     $   --       $   --
                                                  ========     ========     ========

Common Stock and warrants issued as
   consideration for certain services
   provided to the Company in connection
   with the combination                           $   --       $   --       $    740
                                                  ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

      Schedule I - Condensed Financial Information of Bogen Communications
                    International, Inc.(Parent Company Only)


                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                          Notes to Financial Statements

1.       Organization and Business Operations:

         Bogen Communications International, Inc. (and, together with its subsidiaries, the "Company") is engaged in the development, manufacturing and marketing of sound and telecommunication products. Product lines sold by the Company include; Telephone Paging Products ("Telco"), Commercial Audio Products ("Commercial Sound") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the northeastern United States, Germany, England, Switzerland and Israel.

2.       Summary of Significant Accounting Policies:

a.       Basis of Presentation

         These parent company only comparative financial statements reflect the operations and financial position of the Company for the years ended December 31, 1997, 1996 and 1995. As described in the footnotes to the consolidated financial statements, the acquisition of Bogen and Speech Design on August 21, 1995 has been accounted for as a reverse acquisition by Bogen and Speech Design, companies under the common control of Geotek.

b.       Organization Costs

         Organization costs incurred in 1993 are being amortized over 60 months.

c.       Income (Loss) Per Common Share

         Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding and all common stock equivalents for the periods presented.

d.       Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)


Column  A                           Column B        Column C        Column D          Column E        Column F
---------                           --------        --------        --------          --------        --------
                                    Balance at      Charged to                                       Balance at
                                    Beginning       Costs and                                          End of
                                    of Period       Expenses          Other           Deduction        Period
                                    ---------       ---------         -----           ---------      ----------
Description
-----------
Year ended December 31, 1997:
  Allowance for doubtful
        Accounts                     $   470         $   184         $    20(c)       $  (298)(a)      $   376

Reserve for inventory
        Obsolescence                   1,126             383              10             (990)(b)          529

Allowance for tax valuation            4,137            (940)           --               --              3,197
                                     -------         -------         -------          -------          -------
                                     $ 5,733         $  (373)        $    30          $(1,288)         $ 4,102
                                     =======         =======         =======          =======          =======


Year ended December 31, 1996:
  Allowance for doubtful
        Accounts                     $   424         $   153         $    (1)(c)      $  (106)(a)      $   470

Reserve for inventory
        Obsolescence                   2,552             257             (16)(c)       (1,667)(b)        1,126

Allowance for tax valuation            4,831            (694)           --               --              4,137

                                     -------         -------         -------          -------          -------
                                     $ 7,807         $  (284)        $   (17)         $(1,773)         $ 5,733
                                     =======         =======         =======          =======          =======


Year ended December 31, 1995:
  Allowance for doubtful
        accounts                     $   365         $   311         $  --            $  (252)(a)      $   424

Reserve for inventory
        obsolescence                   1,267           2,216               6(c)          (937)(b)        2,552
Allowance for tax valuation            3,132           1,631              68             --              4,831
                                     -------         -------         -------          -------          -------
                                     $ 4,764         $ 4,158         $    74          $(1,189)         $ 7,807
                                     =======         =======         =======          =======          =======


(a)  Uncollectible accounts written off, net of recoveries.
(b)  Write-off of obsolete inventory.
(c)  Currency exchange effect.

   (b) Reports on Form 8-K

       Two reports on Form 8-K were filed in the fourth quarter 1997. No financial statements were included with such Forms 8-K. The following is a list of the Forms 8-K filed and the dates thereof.

     (i) A Form 8-K was filed on December 11, 1997 reporting that the Company re-purchased Geotek Communications, Inc. investment in the Company and that the Company issued $20,000,000 of 9% Convertible Preferred Stock.

     (ii) A Form 8-K was filed on December 19, 1997 reporting, among other things, that the Company had changed independent accountants.

  (c) Exhibits

      The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

      Exhibit
        No.                Description
      ------               -----------
      3.1     Certificate of Incorporation. 1
      3.2     By-laws. 1
      3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995. 2
      3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995. 3
      4.1     Form of Common Stock Certificate. 1
      4.2     Form of Warrant Certificate. 1
      4.3     Unit Purchase Option Granted to GKN Securities Corp. 1
      4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. 1
      4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. 5
      4.6 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc. 7
      4.7 Certificate of Correction to the Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc. 7
      10.1    Form of Agency Agreement, dated as of June 28, 1993, between the
              Company and GKN Securities Corp. (without schedules). 1
      10.2    Letter Agreement among each of the Stockholders of the Company, the Company and GKN Securities Corp. (without schedules). 1
      10.3 Form of Investment Management Trust Agreement between United States Trust Company of New York and the Company. 1
      10.4 Form of Share Escrow Agreement between the Company and Continental Stock Transfer & Trust Company. 1
      10.5 Form of Indemnification Agreement between the Company and its officers, directors and advisors. 4
      *10.6 Option Agreement, dated August 21, 1995, among Geotek Communications, Inc., European Gateway Acquisition Corp., Mr. Kasimir Arciszewski and Mr. Hans Meiler.
      10.7 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. 6
      10.8 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc. 6
      10.9 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc. 6

      10.10   Corporate Guaranty of Bogen Communications International, Inc. 6
      10.11   Corporate Guaranty of Bogen Corporation. 6
     *10.12   Asset Purchase Agreement, dated as of July 1, 1997, between
              Bogen Communications International, Inc. Bog-Comm Acquisition
              Corporation, New England Audio Resource, Inc., Mr. William
              Kieltyka and Mr. Lee Lareau.
     *10.13   First Amendment to the Loan and Security Agreement, dated
              July 1, 1997, between Summit Bank and Bogen Communications,
              International, Inc.
      10.14   Stock Purchase Agreement, dated November 26, 1997, between the
              Company and Geotek. 7
      10.15   Convertible Preferred Stock Purchase Agreement, dated November 26,
              1997, between the Company and the Investors.7
      10.16   Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. 7
      10.17   Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. 7
      10.18   Option Agreement, dated November 26, 1997, between the Company and
              Mr. Jonathan Guss. 7
      10.19   Option Agreement, dated November 26, 1997, between the Company and
              Mr. Michael Fleischer. 7
      10.20   Common Stock and Warrant Purchase Agreement, dated November 26,
              1997 between the Company and D&S Capital, LLC. 7
      10.21   Warrant, dated November 26, 1997, issued by the Company to D&S
              Capital, LLC. 7
      10.22   Mergers and Acquisition Engagement Agreement, dated August, 1997, as amended as of November 28, 1997 between Helix Capital Services,
              LLC and Bogen Communications International, Inc. 8
      10.23   Warrant Purchase Agreement, dated as of November 28, 1997, between
              Helix Capital II, LLC and Bogen Communications International,
              Inc. 8
      10.24   Warrant, dated November 28, 1997, issues by Bogen Communications
              International, Inc. to Helix Capital II, LLC. 8
     *21.1    Subsidiaries of the Company.
     *23.1    Consent of KPMG Peat Marwick LLP.
     *23.2    Consent of Coopers & Lybrand L.L.P.
     *23.3    Consent of Coopers & Lybrand L.L.P.
     *23.4    Consent of Coopers & Lybrand L.L.P.
     *23.5    Report of Independent Auditor

------------
*Filed Herewith


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

4. Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.

5. Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245), dated February 4, 1997.

6. Incorporated by reference to the Exhibits to the Company's Annual report on Form 10-K for the year ended December 31, 1996.

7. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated November 25, 1997.

8. Incorporated by reference and the Exhibits to the Company's Current report on Form 8-K, dated December 12, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.


By: /s/ Jonathan Guss                      By: /s/ Yoav M. Cohen
    ----------------------------               ---------------------------
        Jonathan Guss,                            Yoav M. Cohen,
        Chief Executive Officer                   Chief Financial Officer,
        (Principal Executive Officer)             and Secretary
                                                  (Principal Financial Officer)


By: /s/ Michael P. Fleischer
    ----------------------------
        Michael P. Fleischer,
        President
        (Principal Executive Officer)

Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1998 by the following persons on behalf of the Registrant in the capacities indicated.



/s/ Jonathan Guss                           Director, Chief Executive Officer
------------------------------
    Jonathan Guss


/s/ Michael P. Fleischer                    Director, President
------------------------------
    Michael P. Fleischer


/s/ Jeffrey Schwarz                         Director, Co-Chairman of the Board
------------------------------              of Directors
    Jeffrey Schwarz


/s/ Yoav Stern                              Director, Co-Chairman of the Board
------------------------------              of Directors
    Yoav Stern


/s/ David Jan Mitchell                      Director
------------------------------
    David Jan Mitchell


/s/ Zivi R. Nedivi                          Director
------------------------------
    Zivi R. Nedivi


/s/ Daniel Schwartz                         Director
------------------------------
    Daniel Schwartz

                                  EXHIBIT INDEX

Exhibit
  No.

10.6 Option Agreement, dated August 21, 1995, among Geotek Communications, Inc., European Gateway Acquisition Corp., Mr. Kasimir Arciszewski and Mr. Hans Meiler
10.12 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc., Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau.
10.13 First Amendment to the Loan and Security Agreement dated July 1, 1997, between Summit Bank and Bogen Communications, Inc.
21.1  Subsidiaries of the Company
23.1  Consent of KPMG Peat Marwick LLP
23.2  Consent of Coopers & Lybrand L.L.P.
23.3  Consent of Coopers & Lybrand L.L.P.
23.4  Consent of Coopers & Lybrand L.L.P.
23.5  Report of Independent Auditor