Form 10-Q
period 1998-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1998-05-20
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998
                                        --------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.


                         Commission File Number: 0-22046
                                                 -------


                    Bogen Communications International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   38-3114641
   -------------------------------                   ----------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification Number)


    50 Spring Street, Ramsey, New Jersey                    07446
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


                                 (201) 934-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of May 15, 1998, 2,273,994 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

           Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997                                           3

           Consolidated Statements of Operations for the three months
              ended March 31, 1998 and 1997                                   5

           Consolidated Statement of Changes in Stockholders' Equity
              for the three months ended March 31, 1998                       6

           Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997                                   7

           Notes to Consolidated Financial Statements                         8


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12


PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings                                           15

         Item 2. Changes in Securities                                       15

         Item 3. Defaults Upon Senior Securities                             15

         Item 4. Submission of Matters to a Vote of Security Holders         15

         Item 5. Other Information                                           15

         Item 6. Exhibits and Reports on Form 8-K                            15

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                      March 31,    December 31,
                                                        1998          1997
                                                     -----------   ------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                              $ 1,004       $   964

Accounts receivable (less allowance for doubtful
   accounts of $359 and $376 at March 31, 1998
   and December 31, 1997, respectively)                  5,352         6,291

Inventories, net                                         8,355         8,285

Prepaid expenses and other current assets                  491           468
                                                       -------       -------

     TOTAL CURRENT ASSETS                               15,202        16,008


Property, equipment and leasehold improvements, net      2,131         2,136

Goodwill and intangible assets, net                     13,374        13,569

Other assets                                               278           257
                                                       -------       -------

     TOTAL ASSETS                                      $30,985       $31,970
                                                       =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                           March 31,       December 31,
                                                             1998             1997
                                                          -----------      ------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement         $ 1,179          $ 2,891

Accounts payable                                               2,208            2,376

Accrued expenses                                               2,757            3,084

Income taxes payable                                             383              238

Advances and notes payable to related parties                     --                6
                                                            --------         --------


     TOTAL CURRENT LIABILITIES                                 6,527            8,595



Advances and notes payable to related parties                    203              212

Preferred dividends payable                                      628              178

Other liabilities                                                365              433

Minority interest                                              1,287            1,130
                                                            --------         --------


     TOTAL LIABILITIES                                         9,010           10,548
                                                            --------         --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares
   authorized; 200,000 shares issued and outstanding
   at March 31, 1998 and December 31, 1997,
   (Liquidation preference of $100 per share
    plus accrued dividends - $20,628)
                                                                  --               --
Common stock - $.001 par value; 50,000,000 shares
   authorized; 2,240,894 and 2,118,226 shares issued
   and outstanding at March 31, 1998 and
   December 31, 1997, respectively                                 2                2

Additional paid-in-capital                                    24,113           23,468

Accumulated deficit                                           (1,683)          (1,690)

Accumulated other comprehensive loss                            (457)            (358)
                                                            --------         --------

     TOTAL STOCKHOLDERS' EQUITY                               21,975           21,422
                                                            --------         --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 30,985         $ 31,970
                                                            ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                Three Months Ended
                                                         -------------------------------
                                                          March 31,            March 31,
                                                            1998                 1997
                                                         -----------         -----------
Net sales                                                $    11,432         $    11,508

Cost of goods sold                                             6,087               6,188
                                                         -----------         -----------

   Gross profit                                                5,345               5,320

Operating expenses:
   Research and development                                      626                 686

   Selling, general and administrative                         3,655               3,618

   Amortization of goodwill and intangible assets                112                 109
                                                         -----------         -----------

Income from operations                                           952                 907

Other (income) expenses:
   Interest expense, net                                          42                 116

   Interest expense to related parties                            --                  17

   Minority interest of consolidated subsidiaries                157                 139

   Other income                                                  (41)                (26)
                                                         -----------         -----------

Income before provision for income taxes                         794                 661

Provision for income taxes                                       337                 336
                                                         -----------         -----------

Net income                                               $       457         $       325

Preferred dividends                                              450                  --
                                                         -----------         -----------

Net income available to common shareholders              $         7         $       325
                                                         ===========         ===========

Basic net income per common share                        $      0.00         $      0.06
                                                         ===========         ===========

Diluted net income per common share                      $      0.00         $      0.06
                                                         ===========         ===========

Weighted average number of common
   shares outstanding - Basic                              2,151,023           5,758,850
                                                         ===========         ===========

Weighted average number of common
   shares outstanding - Diluted                            3,618,860           5,758,850
                                                         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (In Thousands of Dollars, Except Share and Per Amounts)
                                   (Unaudited)

                                                           Preferred Stock               Common Stock
                                                       ----------------------       -----------------------
                                                       Number of                    Number of
                                                        Shares         Amount        Shares          Amount
                                                       ---------       ------       ---------        ------
Balance at December 31, 1997                            200,000           --        2,118,226        $    2


Acquisition costs of Common Stock held by Geotek             --           --               --            --
Sale of Common Stock and Warrants                            --           --          122,668            --
Translation adjustments                                      --           --               --            --
Preferred dividends                                          --           --               --            --
Net income                                                   --           --               --            --
                                                        -------        -----        ---------        ------
Balance at March 31, 1998                               200,000           --        2,240,894        $    2
                                                        =======        =====        =========        ======


                                                                                      Accumulated
                                                       Additional                        Other
                                                        Paid-In       Accumulated    Comprehensive
                                                        Capital         Deficit          Loss            Total
                                                       ----------     -----------    -------------      -------
Balance at December 31, 1997                            $23,468         $(1,690)         $(358)         $21,422


Acquisition costs of Common Stock held by Geotek            (30)             --             --              (30)
Sale of Common Stock and Warrants                           675              --             --              675
Translation adjustments                                      --              --            (99)             (99)
Preferred dividends                                          --            (450)            --             (450)
Net income                                                   --             457             --              457
                                                        -------         -------          -----          -------
Balance at March 31, 1998                               $24,113         $(1,683)         $(457)         $21,975
                                                        =======         =======          =====          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                      ------------------------
                                                                      March 31,      March 31,
                                                                        1998            1997
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   457         $ 325
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                     339           237
        Amortization of goodwill and intangible assets                    119           109
        Provisions for doubtful accounts and
           inventory obsolescence                                          13           (34)
        Utilization of pre-acquisition NOL charged to goodwill             76            28
        Minority Interest                                                 157           139
   Change in operating assets and liabilities
        Accounts receivable                                               963           128
        Inventories                                                      (102)         (443)
        Prepaid expenses and other assets                                 (44)           63
        Payables and accrued expenses                                    (356)         (349)
        Other                                                             (69)          (34)
                                                                      -------         -----
   Net cash provided by operating activities                            1,553           169
                                                                      -------         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, equipment and leasehold improvements            (335)         (353)
                                                                      -------         -----
   Net cash used in investing activities                                 (335)         (353)
                                                                      -------         -----

CASH FLOW FROM FINANCING ACTIVITIES
   Acquisition costs of common stock held by Geotek                       (30)           --
   Proceeds from sale of common stock and warrants                        675            --
   Amounts paid under revolving credit agreements                      (1,712)         (159)
   Advances and notes payable - related parties                           (12)           18
                                                                      -------         -----
   Net cash used in financing activities                               (1,079)         (141)
                                                                      -------         -----

   Effects of Foreign Exchange Rate on Cash                               (99)          (27)
                                                                      -------         -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           40          (352)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          964           885
                                                                      -------         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,004         $ 533
                                                                      =======         =====

NON CASH FINANCING ACTIVITIES

   Preferred stock dividends accrued                                      450            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of changes in stockholders' equity for the three months ended March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the most recent fiscal year.

2.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"), and Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"), BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"), as well as Speech Design GmbH, a 67% owned subsidiary ("Speech Design"), its 67% owned subsidiary Satelco AG ("Satelco"), and its wholly-owned subsidiaries, Speech Design (Israel), Ltd. and Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

3.   Acquisition

     On July 1, 1997, the Company, through its 99% owned subsidiary Bogen, acquired substantially all of the net assets of NEAR, a leading manufacturer of high performance, weather-proof speakers. The total purchase price, including direct costs incurred as result of the acquisition, amounted to $242 in cash and assumption of certain liabilities. Excess of the purchase price over the estimated fair values of the net assets acquired was $236 and has been recorded as goodwill, which is being amortized over 20 years.

     The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The operating results of this acquisition is included in the Company's consolidated statements of operations from the date of acquisition.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

4.   Inventories

     Inventory, at lower of cost (first in, first out) or market, as of March 31, 1998 and December 31, 1997, is as follows:

                                               1998              1997
                                              ------            ------

     Raw materials and supplies               $2,231            $1,874
     Work in progress                            698               742
     Finished goods                            5,426             5,669
                                              ------            ------

          Total                              $ 8,355            $8,285
                                             =======            ======

     The inventory balances are net of a reserve for inventory valuation and obsolescence of $559 and $529 at March 31, 1998 and December 31, 1997, respectively.

5.   Income Per Common Share

     Income per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. As a result of applying the if-converted method, the potential common shares attributable to the preferred stock during the first quarter of 1998 and potential common shares attributable to the outstanding options and warrants during the first quarter of 1997 were not included in the calculation of the dilutive net income per common share since their inclusion would be anti-dilutive. Restated basic and diluted net income per common share for the first quarter of 1997, therefore, are essentially the same. At March 31, 1998, the Company had outstanding convertible preferred stock, options and warrants which could potentially dilute basic earnings per share in the future.

     The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net income per share for the first quarter of 1998 and 1997:

                                                                                   Three Months Ended March 31, 1998
                                                                              -------------------------------------------
                                                                                Income            Shares        Per share
                                                                              (numerator)      (denominator)      Amount
                                                                              -----------      -------------    ---------
     Basic net income per share - net income and weighted average
        common shares outstanding                                                 $ 7            2,151,023        $0.00
     Effect of dilutive securities - stock options and warrants                    --            1,467,837
                                                                                  ---            ---------        -----
     Diluted net income per share - net income,  weighted average common
        shares outstanding and effect of stock options and warrants               $              3,618,860        $0.00
                                                                                  ===            =========        =====

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

5.   Income Per Common Share (continued)

                                                                                   Three Months Ended March 31, 1998
                                                                              -------------------------------------------
                                                                                Income            Shares        Per share
                                                                              (numerator)      (denominator)      Amount
                                                                              -----------      -------------    ---------

     Basic net income per share - net income and weighted average
        common shares outstanding                                                $325            5,758,850        $0.06
     Effect of dilutive securities - stock options and warrants                    --                   --
                                                                                 ----            ---------        -----

     Diluted net income per share - net income, weighted average common
        shares outstanding and effect of stock options and warrants              $325            5,758,850        $0.06
                                                                                 ====            =========        =====

6.   Revolving Credit Agreements

     In the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly-owned subsidiary of Bogen, entered into a revolving credit facility (the "Facility") with a bank, which was scheduled to mature on February 5, 1999. The Facility provided, subject to certain terms and conditions, for borrowings up to a maximum of $7,000 with a $700 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances, and were limited to specified levels of eligible accounts receivable and inventory. Borrowings under the Facility were available for working capital and general corporate purposes and accrued interest at the bank's prime rate plus .50% (9.00% at March 31, 1998 and December 31, 1997). Obligations under the Facility were collateralized by all of the accounts receivable, inventory, property and equipment, and general intangibles of BCI and was guaranteed by the Company. The Facility contained certain covenants, which limited the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of BCI restricted under the Facility were $8,914 and $9,710 at March 31, 1998 and December 31, 1997, respectively.

     On April 21, 1998, the Company entered into a $27 million credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2000. The New Facility replaces the previous borrowing Facility. The New Facility provides, subject to certain criteria, a $20 million revolving line for acquisition financing and a $7 million working capital line with a $1 million sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances. The working capital line is limited to specified levels of eligible accounts receivable and inventory. The New Facility bears interest at either the bank's prime rate or, at the Company's option, Libor plus 125 to 200 basis points, based on certain financial conditions.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

7.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the first quarter of fiscal 1998 and 1997 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill. In accordance with SFAS No. 109, the Company has established a valuation allowance covering substantially all of its net deferred tax assets as of March 31, 1998 and December 31, 1997. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized.

8.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires the unrealized losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     The following presents a reconciliation of the net income to comprehensive income for the first quarter of 1998 and 1997:

                                                           Three Months Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                           1998          1997
                                                        ---------     ---------
     Net income                                            $457          $325
     Other comprehensive loss
        Foreign currency translation adjustment             (99)         (193)
                                                           ----          ----
     Other comprehensive loss, net of tax                   (99)         (193)
                                                           ----          ----
     Comprehensive income                                  $358          $132
                                                           ====          ====

9.   Subsequent Event

     On May 7, 1998, the Company entered into a letter of intent to purchase the entire outstanding minority ownership interest in Speech Design. The purchase price will be approximately $8,000 consisting of approximately $4,400 in cash and $3,600 of the Company's common stock. The shares of common stock to be issued in connection with the transaction will be unregistered and restricted for a certain period of time. The operating results of the remaining minority interest will be included in the Company's consolidated statements of operations from the date of acquisition.

     On May 19, 1998, the Company received notices from its Preferred Shareholders that they are exercising their option to convert their shares of Preferred Stock into shares of Common Stock effective July 1, 1998. In addition, any dividends payable in-kind through the date of conversion will be paid directly in the form of shares of Common Stock. The Board of Directors has determined to exercise the Company's option to pay the dividends accruing on the Preferred Stock through June 30, 1998 in-kind in lieu of cash. It is therefore anticipated that holders of Preferred Stock will receive 3,921,562 shares of Common Stock as of July 1, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of March 31, 1998 and the results of its operations for the three month period ended March 31, 1998, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

Results of Operations

     Three Months Ended March 31, 1998, Compared to the Three Months Ended March 31, 1997

Net Sales

Net sales decreased by $76, or 0.7% to $11,432, for the three months ended March 31, 1998, as compared to $11,508 for the same period in 1997. The decrease in sales primarily resulted from decreased sales of $719 in the Company's Telco product lines. This decrease was offset by increases in the Commercial Sound and Engineered Systems product lines of $389 and $254, respectively.

Net sales from the Commercial Sound products increased to $2,443 for the three months ended March 31, 1998, or 18.9% over net sales of $2,055 for the same period in 1997. Net sales from the Engineered Systems products increased to $1,423 for the three months ended March 31, 1998, or 21.7% over net sales of $1,169 for the same period in 1997. Net sales from the Telco product decreased to $7,566 for the three months ended March 31, 1998, or 8.7% from net sales of $8,284 for the same period in 1997. The Telco product line includes foreign sales from Speech Design. Domestic sales decreased to $2,810 for the three months ended March 31, 1998, or 26.0% from net sales of $3,799 for the three months ended March 31, 1997. Foreign sales translated into U.S. dollars increased to $4,756 for the three months ended March 31, 1998, or 6.0% over net sales of $4,485 for the same period in 1997. However, foreign net sales stated in local currency increased to 8,683 Deutche Marks ("DM") for the three months ended March 31, 1998, or 24.7% over net sales of 6,966 DM for the three months ended March 31, 1997.

Gross Profit

Gross profit as a percentage of total net sales increased by 0.6% to 46.8% for the three months ended March 31, 1998, compared to 46.2% for the same period in 1997. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiation of certain purchase agreements which were implemented subsequent to March 31, 1997.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $37, or 1.0% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. SG&A was $3,655, or 32.0% of net sales for the three months ended March 31, 1998, as compared to $3,618, or 31.4% of net sales for same period in 1997. The increase is primarily attributable to expenses incurred as part of the Company's plans to implement a new marketing focus and to grow through acquisitions and joint ventures.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $626, or 5.5% of net sales for the three months ended March 31, 1998, as compared to $686, or 6.0% of net sales for the three months ended March 31, 1997. The decrease is primarily attributable to refocusing R&D on specific projects during the latter part of 1997 as well as changes in personnel which have been cost efficient to the Company without sacrificing the integrity of the Company's R&D department.

Interest Expense

Interest expense was $42, or 0.4% of net sales for the three months ended March 31, 1998, as compared to $133, or 1.2% of net sales for the three months ended March 31, 1997. The decrease of $91, or 68.4%, primarily relates to reductions in amounts outstanding under revolving lines of credit, as well as the final repayment of a $500 note to Geotek on July 3, 1997, which accrued interest at a rate of 11% per annum.

Income Taxes

Income tax expense increased for the three months ended March 31, 1998 to $337, as compared to $336 for the comparable period in 1997. The increase of $1 is due to increased profit, which were offset by a 4% decrease in the effective foreign tax rate relating to Speech Design.

Liquidity and Capital Resources

During the three months ended March 31, 1998, cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities generated $1,553 of cash. The Company's net income of $457 includes net non-cash charges of $704, which principally consisted of (i) depreciation and amortization of $458, (ii) an increase in inventory reserves of $13 (iii) minority interest of consolidated subsidiaries of $157, and (iv) utilization of acquired tax benefits credited to goodwill of $76. Further, net changes in operational assets and liabilities provided $392 in cash. Additionally, accounts receivable decreased by $963, inventory increased by $102, prepaid expenses and other assets increased by $44, accounts payable and accrued expenses decreased by $356 and net changes in other operating assets and liabilities used $69 in cash.

Net cash used in investing activities amounted to $335 and was used solely for the purchase of equipment and other fixed assets.

Net cash used in financing activities amounted to $1,079. The Company paid down $1,724 of revolving credit agreement debt and related party debt. The Company received $645 from the sales of certain equities (net of $30 of acquisition expenses).

As of March 31, 1998, the Company's total liabilities were $9,010, of which $6,527 is due and payable within one year.

In the first quarter of 1997, BCI obtained, from a bank, a $7,000,000 revolving credit line for a period of two years. This line was collateralized by the accounts receivable, inventory, property and equipment and general intangibles of BCI and was guaranteed by the Company. As of March 31, 1998, Bogen had short-term domestic borrowings outstanding under the line of credit of $531. The amount available under the credit line based on eligible accounts receivable and inventory was approximately $3,761 at March 31, 1998.

In April 1998, the Company obtained, from a bank, a $27,000 revolving credit facility, which matures on April 30, 2000. The new facility replaces the previous borrowing facility. This facility includes a $20,000 revolving credit line for acquisition financing and a $7,000 revolving credit line for working capital requirements. The interest rate under the new revolving line is at the bank's prime rate, or at Bogen's option, LIBOR plus 125 to 200 basis points, based on certain financial criteria.

Speech Design, has credit lines and overdraft facilities of approximately 6 million DM, or $3.2 million. At March 31, 1998 borrowings and availability under these lines amounted to 1.2 million DM, or $648 and 4.8 million DM, or $2,552, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

The Company believes that it has adequate liquidity to finance its normal business activities and capital expenditures for the near term.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will comply with the disclosure requirements of the statement in its 1998 Annual Report on Form 10-K.

Year 2000

The Company has engaged consultants to evaluate the effect of modifying computer software systems to accommodate year 2000 transactions. The Company expects to expend up to $1,000,000, which may be necessary for systems upgrade projects that will, among other things, address concerns about the Year 2000. The Company plans to complete such modification and conversions prior to June 30, 1999.

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


          (b)   Reports on Form 8-K

                None.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

     Exhibit No.
     -----------

        3.1          Certificate of Incorporation.(1)

        3.2          By-laws.(1)

        3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995.(2)

        3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995.(3)

        4.1          Form of Common Stock Certificate.(1)

        4.2          Form of Warrant Certificate.(1)

        4.3          Unit Purchase Option Granted to GKN Securities Corp.(1)

        4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

        4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan.(5)

        4.6 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc.(7)

        4.7 Certificate of Correction to the Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc.(7)

        10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules).(1)

        10.2 Letter Agreement among each of the Stockholders of the Company, the Company and GKN Securities Corp. (without schedules).(1)

        10.3 Form of Investment Management Trust Agreement between United States Trust Company of New York and the Company.(1)

        10.4 Form of Share Escrow Agreement between the Company and Continental Stock Transfer & Trust Company.(1)

        10.5 Form of Indemnification Agreement between the Company and its officers, directors and advisors.(4)

        10.6 Option Agreement, dated August 21, 1995, among Geotek Communications, Inc., European Gateway Acquisition Corp., Mr. Kasimir Arciszewski and Mr. Hans Meiler.(9)

        10.7 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen.(6)

        10.8 Secured Revolving Promissory Note dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.(6)

        10.9 Loan and Security Agreement dated February 6, 1997 between Summit Bank and Bogen Communications, Inc.(6)

        10.10        Corporate Guaranty of Bogen Communications International,
                     Inc.(6)

        10.11        Corporate Guaranty of Bogen Corporation.(6)

        10.12 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau.(9)

        10.13 First Amendment to the Loan and Security Agreement, dated July 1, 1997, between Summit Bank and Bogen Communications, International, Inc.(9)

        10.14 Stock Purchase Agreement, dated November 26, 1997, between the Company and Geotek.(7)

        10.15 Convertible Preferred Stock Purchase Agreement, dated November 26, 1997, between the Company and the Investors.(7)

        10.16 Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)

        10.17 Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)

        10.18 Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)

        10.19 Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)

        10.20 Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC.(7)

        10.21 Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC.(7)

        10.22 Mergers and Acquisition Engagement Agreement, dated August, 1997, as amended as of November 28, 1997 between Helix Capital Services, LLC and Bogen Communications International, Inc.(8)

        10.23 Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc.(8)

        10.24 Warrant, dated November 28, 1997, issues by Bogen Communications International, Inc. to Helix Capital II, LLC.(8)

       *27.1         Financial Data Schedule


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

7. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated November 25, 1997.

8. Incorporated by reference and the Exhibits to the Company's Current report on Form 8-K, dated December 12, 1997.

9. Incorporated by reference to the Exhibits to the Company's Annual report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                                     (Registrant)

Date: May 19, 1998                     By: /s/ Michael P. Fleischer
                                           ------------------------------------
                                           Name:  Michael P. Fleischer
                                           Title: President


Date: May 19, 1998                     By: /s/ Yoav M. Cohen
                                           ------------------------------------
                                           Name:  Yoav M. Cohen
                                           Title: Chief Financial Officer