Form 10-Q
period 1998-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1998-08-19
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998
                                       -------------

                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to             .
                                       -----------     -----------

                         Commission File Number: 0-22046
                                                 -------

                    Bogen Communications International, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             Delaware                                     38-3114641
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 50 Spring Street, Ramsey, New Jersey                         07446
----------------------------------------                    ----------
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

As of August 17, 1998, 6,654,471 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997                                               3
           Consolidated Statements of Operations for the three and six
              months ended June 30, 1998 and 1997                                 5

           Consolidated Statement of Changes in Stockholders' Equity
              for the six months ended June 30, 1998                              6

           Consolidated Statements of Cash Flows for the six months
              ended June 30, 1998 and 1997                                        7

           Notes to Consolidated Financial Statements                             8


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            13



PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                            17
           Item 2.  Changes in Securities                                        17
           Item 3.  Defaults Upon Senior Securities                              17
           Item 4.  Submission of Matters to a Vote of Security Holders          17
           Item 5.  Other Information                                            17
           Item 6.  Exhibits and Reports on Form 8-K                             18


            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)



                                                              June 30,       December 31,
                                                                1998             1997
                                                              --------       ------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                     $ 2,157          $   964

Accounts receivable (less allowance for doubtful
     accounts of $368 and $376 at June 30, 1998
     and December 31, 1997, respectively)                       6,053            6,291
Inventories, net                                                8,181            8,285
Prepaid expenses and other current assets                         481              468
                                                               ------          -------
TOTAL CURRENT ASSETS                                           16,872           16,008

Property, equipment and leasehold improvements, net             2,244            2,136
Goodwill and intangible assets, net                            17,673           13,569
Other assets                                                      259              257
                                                              -------         --------
     TOTAL ASSETS                                             $37,048          $31,970
                                                              =======          =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                             June 30,        December 31,
                                                               1998             1997
                                                            ----------       -----------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement          $ 1,519         $ 2,891

Accounts payable                                                1,961           2,376

Accrued expenses                                                2,677           3,084

Income taxes payable                                              588             238

Advances and notes payable to related parties                      --               6
                                                              -------         -------
     TOTAL CURRENT LIABILITIES                                  6,745           8,595

Amounts outstanding under revolving credit agreement,
     net of current portion                                     4,700              --

Advances and notes payable to related parties                     203             212

Preferred dividends payable                                     1,078             178

Other liabilities                                                 330             433

Minority interest                                                  --           1,130
                                                              -------         -------
     TOTAL LIABILITIES
                                                               13,056          10,548
                                                              -------         -------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares
     authorized; 200,000 shares issued and outstanding
     at June 30, 1998 and December 31, 1997,
     (Liquidation preference of $100 per share
     plus accrued dividends-$21,078)                               --              --

Common stock -$.001 par value; 50,000,000 shares
     authorized; 2,731,994 and 2,118,226 shares issued
     and outstanding at June 30, 1998 and December 31,
     1997, respectively                                             3               2

Additional paid-in-capital                                     28,356          23,468

Accumulated deficit                                            (4,012)         (1,690)

Accumulated other comprehensive loss                             (355)           (358)
                                                              -------         -------
     TOTAL STOCKHOLDERS' EQUITY                                23,992          21,422
                                                              -------         -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $37,048         $31,970
                                                              =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                          -----------------------------       -----------------------------
                                                            June 30,          June 30,          June 30,          June 30,
                                                              1998              1997              1998              1997
                                                          -----------       -----------       -----------       -----------
Net sales                                                 $    13,202       $    12,537       $    24,634       $    24,045
Cost of goods sold                                              6,691             6,745            12,778            12,933
                                                          -----------       -----------       -----------       -----------

  Gross profit                                                  6,511             5,792            11,856            11,112

Operating expenses:
  Research and development                                        682               689             1,308             1,375
  Purchased in-process research
    and development                                             2,905                --             2,905                --
  Selling, general and administrative                           3,975             3,698             7,630             7,316
  Amortization of goodwill and intangible assets                  141               112               253               221
                                                          -----------       -----------       -----------       -----------
Income (loss) from operations                                  (1,192)            1,293              (240)            2,200

Other (income) expenses:
  Interest expense, net                                            63               107               105               223
  Interest expense to related parties                              --                 4                --                21
  Minority interest of consolidated subsidiaries                   97               135               254               274
  Other income                                                    (59)               (8)             (100)              (34)
                                                          -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes                (1,293)            1,055              (499)            1,716
Provision for income taxes                                        586               407               923               743
                                                          -----------       -----------       -----------       -----------
Net income (loss)                                         $    (1,879)      $       648       $    (1,422)      $       973
Preferred dividends                                               450                --               900                --
                                                          -----------       -----------       -----------       -----------
Net income (loss) available to common shareholders        $    (2,329)      $       648       $    (2,322)      $       973
                                                          ===========       ===========       ===========       ===========

Net income (loss) per common share -
  Basic and Diluted                                             (0.94)      $      0.11       $     (1.00)      $      0.17
                                                          ===========       ===========       ===========       ===========

Weighted average number of common
  shares outstanding - Basic and Diluted                    2,477,103         5,758,850         2,314,964         5,758,850
                                                          ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
             (In Thousands of Dollars, Except Share and Per Amounts)
                                   (Unaudited)

                                                                                                             Accumulated
                               Preferred Stock             Common Stock           Additional                    Other
                                  Number of                  Number of              Paid-In    Accumulated  Comprehensive
                                   Shares        Amount        Shares     Amount    Capital      Deficit         Loss         Total
                               ---------------   ------    ------------   ------  ----------   -----------  -------------     -----
Balance at December 31, 1997      200,000            --      2,118,226      $2     $ 23,468     $ (1,690)      $ (358)     $ 21,422
Acquisition costs of Common
Stock held by Geotek                   --            --             --      --          (33)          --           --           (33)
Sale of Common Stock                   --            --        155,768      --          857           --           --           857
Purchase of Speech Design
  minority interest                    --            --        458,000       1        4,064           --           --         4,065
Translation adjustments                --            --             --      --           --           --            3             3
Preferred dividends                    --            --             --      --           --         (900)          --          (900)
Net loss                               --            --             --      --           --       (1,422)          --        (1,422)
                                  -------            --      ---------      --     --------     --------       ------      --------
Balance at June 30, 1998          200,000            --      2,731,994      $3     $ 28,356     $ (4,012)      $ (355)     $ 23,992
                                  =======            ==      =========      ==     ========     ========       ======      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                        --------------------------
                                                                        June 30,          June 30,
                                                                          1998             1997
                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $(1,422)          $   973
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                          477               531
     Amortization of goodwill and intangible assets                         253               221
     Provisions for doubtful accounts and
       inventory obsolescence                                                74              (794)
     Utilization of pre-acquisition NOL charged to goodwill                 249               119
     Minority interest                                                      254               274
     Purchased in-process research and development                        2,905                --
  Change in operating assets and liabilities
     Accounts receivable                                                    202               265
     Inventories                                                             29               353
     Prepaid expenses and other current assets                              (17)              379
     Payables and accrued expenses                                         (455)           (1,565)
     Other                                                                 (103)              (79)
                                                                        -------           -------
  Net cash provided by operating activities                               2,446               677
                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Speech Design minority interest                            (4,780)               --
  Purchase of property, equipment and leasehold improvements               (594)             (637)
                                                                        -------           -------
  Net cash used in investing activities                                  (5,374)             (637)
                                                                        -------           -------
CASH FLOW FROM FINANCING ACTIVITIES
  Acquisition costs of common stock held by Geotek                          (33)               --
  Proceeds from sale of common stock                                        857                --
  Amounts paid under revolving credit agreements                         (1,354)             (486)
  Borrowings under revolving credit agreements                            4,700                --
  Advances and notes payable - related parties                               27               179
                                                                        -------           -------
  Net cash provided by (used in) financing activities                     4,197              (307)
                                                                        -------           -------
  Effects of Foreign Exchange Rate on Cash                                  (76)              (46)
                                                                        -------           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,193              (313)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            964               885
                                                                        -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $2,157           $   572
                                                                        =======           =======

 NONCASH INVESTING AND FINANCING ACTIVITIES:

   Preferred stock dividends accrued                                    $   900                --
   Stock issued in purchase of Speech Design minority interest            4,065                --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1. Basis of Presentation

   The consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the "Company") as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and is presented for comparative purposes. The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations and cash flows for the six months ended June 30, 1998 and 1997 and the consolidated statement of changes in stockholders' equity for the six months ended June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

   Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2. Principles of Consolidation

   The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"), and Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"), BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"), as well as Speech Design GmbH, a 67% owned subsidiary ("Speech Design") through May 19, 1998 when it became a wholly-owned subsidiary of the Company, Speech Design's 67% owned subsidiary Satelco AG ("Satelco"), and Speech Design's wholly-owned subsidiaries, Speech Design (Israel), Ltd. and Speech Design
   (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

   The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3. Acquisition

   On May 20, 1998, the Company acquired the remaining 33% equity interest in Speech Design not previously owned by the Company. As a result of this acquisition, Speech Design became a wholly-owned subsidiary of the Company. The aggregate purchase price of $8,845, including direct acquisition costs (estimated at $482), consisted of approximately $4,780 in cash and 458,000 shares of common stock of the Company valued at approximately $4,065 ($8.875 per share).

   The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The allocation of purchase price among the identifiable intangible assets was based on an independent appraisal of the fair market value of those assets. Such appraisal allocated $2,905 to purchased in-process research and development which has been reflected as a charge in the accompanying consolidated statement of operations for the three and six months ended June 30, 1998. Other intangible assets acquired include existing technology, tradenames, workforce and goodwill totaling approximately $4,653.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

The following table presents unaudited pro forma results of operations as if the acquisition of the minority interest of Speech Design had occurred at the beginning of the three and six month periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or the results which may occur in the future.

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------      -------------------------
                                               1998             1997           1998             1997
                                              ------           ------         ------           ------
 Revenues                                     13,202           12,537         24,634           24,045
 Net income (loss)                            (1,765)             748         (1,186)           1,178
 Net income (loss) available to
   common shareholders                        (2,215)             748         (2,086)           1,178
 Net income (loss) per common share -
   Basic and Diluted                           (0.75)            0.12          (0.75)            0.19


On July 1, 1997, the Company, through its 99% owned subsidiary Bogen, acquired substantially all of the net assets of NEAR, a leading manufacturer of high performance, weather-proof speakers. The total purchase price, including direct costs incurred as result of the acquisition, amounted to $242 in cash and assumption of certain liabilities. Excess of the purchase price over the estimated fair values of the net assets acquired was $236 and has been recorded as goodwill, which is being amortized over 20 years. The Company is currently evaluating the recoverability of this goodwill. As part of this evaluation, the Company is considering among other factors, the strategic position, which NEAR will take as part of the Company's previously announced acquisition strategy.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The operating results of this acquisition are included in the Company's consolidated statements of operations from the date of acquisition.

4. Inventories

Inventory, at lower of cost (first in, first out) or market, as of June 30, 1998 and December 31, 1997, is as follows:

                                               1998             1997
                                             -------          -------
Raw materials and supplies                   $ 1,814          $ 1,874
Work in progress                               1,198              742
Finished goods                                 5,169            5,669
                                             -------          -------
         Total                               $ 8,181          $ 8,285
                                             =======          =======

The inventory balances are net of a reserve for inventory valuation and obsolescence of $581 and $529 at June 30, 1998 and December 31, 1997, respectively.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

5. Income (Loss) Per Common Share

Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. At June 30, 1998, the Company had outstanding convertible preferred stock which were converted into 3,921,477 shares of common stock on July 1, 1998. Included in the conversion were 3,721,000 shares of common stock issuable upon conversion of 200,000 shares of preferred stock and 200,477 shares of common stock issuable in respect of dividends payable on the preferred stock as of June 30, 1998. See Note 9. Potential common shares attributable to the preferred stock, options and warrants have not been included in the calculation of diluted net income (loss) per common share for the periods presented since their inclusion would be anti-dilutive.

6. Revolving Credit Agreements

In the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly-owned subsidiary of Bogen, entered into a revolving credit facility (the "Facility") with a bank, which was scheduled to mature on February 5, 1999. The Facility provided, subject to certain terms and conditions, for borrowings up to a maximum of $7,000 with a $700 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances, and were limited to specified levels of eligible accounts receivable and inventory. Borrowings under the Facility were available for working capital and general corporate purposes and accrued interest at the bank's prime rate plus .50% (9.00% at December 31, 1997). Obligations under the Facility were collateralized by all of the accounts receivable, inventory, property and equipment, and general intangibles of BCI and was guaranteed by the Company. The Facility contained certain covenants, which limited the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of BCI restricted under the Facility were $9,710 at December 31, 1997.

On April 21, 1998, the Company entered into a $27 million credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2000. The New Facility replaces the previous borrowing Facility. The New Facility provides, subject to certain criteria, a $20 million revolving line for acquisition financing and a $7 million working capital line with a $1 million sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances. The working capital line is limited to specified levels of eligible accounts receivable and inventory. The New Facility bears interest at either the bank's prime rate or, at the Company's option, Libor plus 125 to 200 basis points, based on certain financial conditions. At June 30, 1998, $5,500 was outstanding under the New Facility, of which $4,700 was used to finance the acquisition of the remaining 33% equity interest in Speech Design not previously owned by the Company and $800 was outstanding under the working capital line.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

7. Income Tax

Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the second quarter and six months ended June 30, 1998 and 1997 differs from the amount computed by applying the U.S. federal statutory rates due to non-deductible purchased in-process research and development, higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill. In accordance with SFAS No. 109, the Company has established a valuation allowance covering substantially all of its net deferred tax assets as of June 30, 1998 and December 31, 1997. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized.

8. Stockholders' Equity

In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase (the "UPO") an aggregate of 150,000 Units at $6.60 per Unit. Each Unit issuable upon exercise of the UPO will consist of one share of Common Stock and warrants to purchase two shares of Common Stock at $5.50 per share. The UPO contains certain anti-dilution provisions and the Company and GKN are currently in discussions regarding the interpretation of such anti-dilution and other provisions. Management of the Company believes that the outcome of such discussions will not have a material adverse effect on the Company or stockholders' equity.

9. Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires the unrealized losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss).

The following presents a reconciliation of the net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997:

                                                    Three Months Ended         Six  Months Ended
                                                   --------------------       --------------------
                                                   June 30,    June 30,       June 30,    June 30,
                                                    1998         1997          1998        1997
                                                   --------    --------       ---------    --------
Net income (loss)                                 $(1,879)     $   648       $ (1,422)    $  973

Other comprehensive income (loss):
 Foreign currency translation adjustment              102          (75)             3       (268)
                                                  -------      -------       --------     ------
Comprehensive income (loss)                       $(1,777)     $   573       $ (1,419)    $  705
                                                  =======      =======       ========     ======

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

10. Subsequent Event

On July 1, 1998, the Company issued 3,921,477 shares of its common stock upon conversion of all of the issued and outstanding shares of the Company's Series A Preferred Stock by the holders thereof. Included in such issuance were 200,477 shares of common stock, which represented the payment of accrued dividends in shares of common stock through the date of conversion.

On August 5, 1998, the Company's common stock and warrants to purchase common stock commenced trading on the NASDAQ National Market System under the symbols BOGN and BOGNW. Previously, the Company's common stock and warrants to purchase common stock were traded on the American Stock Exchange, under the symbols BGN and BGNW.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of June 30, 1998 and the results of its operations for the three and six-month periods ended June 30, 1998, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 1998, Compared to the Three Months
Ended June 30, 1997

Net Sales.

Net sales increased by $665, or 5.3% to $13,202, for the three months ended June 30, 1998, as compared to $12,537 for the same period in 1997. The increase in sales primarily resulted from increased sales of $1,074 in the Company's Telco product line and increased sales of $311 in the Company's Commercial Sound product line. These increases were offset by a decrease in sales in the Engineered Systems product line of $720.

Net sales from the Commercial Sound products increased to $3,920 for the three months ended June 30, 1998, or 8.6% over net sales of $3,609 for the same period in 1997. Net sales from the Engineered Systems products decreased to $2,075 for the three months ended June 30, 1998, or 25.8% from net sales of $2,795 for the same period in 1997. Net sales from the Telco product line increased to $7,207 for the three months ended June 30, 1998, or 17.5% from net sales of $6,133 for the same period in 1997. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $2,109 for the three months ended June 30, 1998, or 27.5% from net sales of $1,654 for the three months ended June 30, 1997. Foreign sales translated into U.S. dollars increased to $5,098 for the three months ended June 30, 1998, or 13.8% over net sales of $4,479 for the same period in 1997. However, foreign sales stated in local currency increased to 9,149 Deutsche Marks ("DM") for the three months ended June 30, 1998, or 19.2% over net sales of 7,675 DM for the three months ended June 30, 1997.

Gross Profi

Gross profit, as a percentage of total net sales, increased by 3.1% to 49.3% for the three months ended June 30, 1998, compared to 46.2% for the same period in 1997. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiation of certain purchase agreements which were implemented during late 1997 and early 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $277, or 7.5% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. SG&A was $3,975, or 30.1% of net sales for the three months ended June 30, 1998, as compared to $3,698, or 29.5% of net sales for same period in 1997. The increase is primarily attributable to expenses incurred as part of the Company's plans to implement a new marketing focus and to grow through acquisitions and joint ventures.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $682, or 5.2% of net sales for the three months ended June 30, 1998, as compared to $689, or 5.5% of net sales for the three months ended June 30, 1997. The decrease is primarily attributable to refocusing R&D on specific projects during the latter part of 1997 as well as changes in personnel which have been cost efficient to the Company without sacrificing the integrity of the Company's R&D department.

Purchased in-process research and development

Purchased in-process research and development represents a one-time non cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Interest expense was $63, or 0.5% of net sales for the three months ended June 30, 1998, as compared to $111, or 0.9% of net sales for the three months ended June 30, 1997. The decrease of $48, or 43.2%, primarily relates to reductions in amounts outstanding under revolving lines of credit, as well as the final repayment of a $500 note to Geotek on July 3, 1997, which accrued interest at a rate of 11% per annum.

Income Taxes

Income tax expense increased for the three months ended June 30, 1998 to $586, as compared to $407 for the comparable period in 1997. The increase of $179 is due to increased profit before the non-deductible charge for purchased in-process research and development, which was partially offset by a 4% decrease in the effective foreign tax rate relating to Speech Design.

Six Months Ended June 30, 1998, Compared to the Six Months Ended June 30, 1997

Net Sales.

Net sales increased by $589, or 2.4% to $24,634, for the six months ended June 30, 1998, as compared to $24,045 for the same period in 1997. The increase in sales primarily resulted from increased sales of $700 in the Company's Commercial Sound product lines and $355 in the Company's Telco product lines. This increase was offset by a decrease in sales in the Engineered Systems product lines of $466.

Net sales from the Commercial Sound product line increased to $6,364 for the six months ended June 30, 1998, or 12.4% over net sales of $5,664 for the same period in 1997. Net sales from the Engineered Systems products decreased to $3,498 for the six months ended June 30, 1998, or 11.8% from net sales of $3,964 for the same period in 1997. Net sales from the Telco product line increased to $14,772 for the six months ended June 30, 1998, or 2.5% from net sales of $14,417 for the same period in 1997. The Telco product line includes foreign sales from Speech Design. Domestic sales decreased to $4,918 for the six months ended June 30, 1998, or 9.8% from net sales of $5,453 for the six months ended June 30, 1997. Foreign sales translated into U.S. dollars increased to $9,854 for the six months ended June 30, 1998, or 9.9% over net sales of $8,964 for the same period in 1997. However, foreign net sales stated in local currency increased to 17,830 Deutsche Marks ("DM") for the six months ended June 30, 1998, or 17.8% over net sales of 15,134 DM for the same period in 1997.

Gross Profit

Gross profit as a percentage of total net sales increased by 1.9% to 48.1% for the six months ended June 30, 1998, compared to 46.2% for the same period in 1997. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiation of certain purchase agreements which were implemented during late 1997 and early 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $314, or 4.3% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. SG&A was $7,630, or 31.0% of net sales for the six months ended June 30, 1998, as compared to $7,316, or 30.4% of net sales for same period in 1997. The increase is primarily attributable to expenses incurred as part of the Company's plans to implement a new marketing focus and to grow through acquisitions and joint ventures.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,308, or 5.3% of net sales for the six months ended June 30, 1998, as compared to $1,375, or 5.7% of net sales for the six months ended June 30, 1997. The decrease is primarily attributable to refocusing R&D on specific projects during the latter part of 1997 as well as changes in personnel which have been cost efficient to the Company without sacrificing the integrity of the Company's R&D department.

Purchased in-process research and development

Purchased in-process research and development represents a one-time non cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Interest expense was $105, or 0.4% of net sales for the six months ended June 30, 1998, as compared to $244, or 1.0% of net sales for the six months ended June 30, 1997. The decrease of $139, or 57.0%, primarily relates to reductions in amounts outstanding under revolving lines of credit, as well as the final repayment of a $500 note to Geotek on July 3, 1997, which accrued interest at a rate of 11% per annum.

Income Taxes

Income tax expense increased for the six months ended June 30, 1998 to $923, as compared to $743 for the comparable period in 1997. The increase of $180 is due to increased profits before the non-deductible charge for purchased in-process research and development, which were partially offset by a 4% decrease in the effective foreign tax rate relating to Speech Design.

Liquidity and Capital Resources

During the six months ended June 30, 1998, cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $2,446 of cash. The Company's net loss of $1,422 includes net non-cash charges of $4,212, which principally consisted of (i) depreciation and amortization of $730, (ii) increased inventory and doubtful account reserves of $74, (iii) minority interest of consolidated subsidiaries of $254, (iv) utilization of acquired tax benefits credited to goodwill of $249, and (v) purchased in-process research and development of $2,905. Further, net changes in operational assets and liabilities used $344 in cash. Additionally, accounts receivable increased by $202, inventory increased by $29, prepaid expenses and other assets decreased by $17, accounts payable and accrued expenses decreased by $455 and net changes in other operating assets and liabilities used $103 in cash.

Net cash used in investing activities amounted to $5,374. The purchase of equipment and other fixed assets used $594 and the remaining balance of $4,780 was used in the purchase of the remaining 33% equity interest in Speech Design not previously owned by the Company.

Net cash provided from financing activities amounted to $4,197. The Company paid down $1,354 of revolving credit agreement debt and related party debt. The Company received $824 from the sales of certain equities (net of $33 of acquisition expenses).

As of June 30, 1998, the Company's total liabilities were $13,056, of which $6,745 is due and payable within one year. Under the New Facility, the Company borrowed $4,700 to acquire the remaining 33% equity interest in Speech Design, and received $27 from advances and notes payable from related parties.

In the first quarter of 1997, BCI obtained, from a bank, a $7,000 revolving credit line for a period of two years. This line was collateralized by the accounts receivable, inventory, property and equipment and general intangibles of BCI and was guaranteed by the Company.

In April 1998, the Company obtained, from a bank, a $27,000 revolving credit facility, which matures on April 30, 2000. The new facility replaces the previous borrowing facility. This facility includes a $20,000 revolving credit line for acquisition financing and a $7,000 revolving credit line for working capital requirements. The interest rate under the new revolving line is at the bank's prime rate, or at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial criteria. As of June 30, 1998, the Company had borrowings outstanding under the revolving credit facility of $5,500, of which $4,700 was used to finance the acquisition of the remaining 33% equity interest in Speech Design not previously owned by the Company and $800 was outstanding under the revolving credit line for working capital.

Speech Design, has credit lines and overdraft facilities of approximately 6 million DM, or $3.3 million. At June 30, 1998 borrowings and availability under these lines amounted to 1.3 million DM, or $718 and 4.7 million DM, or $2,582, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

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

In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

PART 11 - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Not applicable.

Item 2.       CHANGES IN SECURITIES

              Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On April 22, 1998, the Company held an annual meeting of shareholders. At the meeting, the following matters were approved by the shareholders by the following votes:

              1.  Election of Directors:
                                                       For              Withheld
                                                    ---------           --------
                  Jonathan Guss                     4,190,867            10,000
                  Michael P. Fleischer              4,190,867            10,000
                  Daniel A. Schwartz                4,187,867            13,000
                  David Jan Mitchell                4,189,867            11,000

              2. Ratification of appointment of KPMG Peat Marwick LLP as auditors for fiscal year ending December 31, 1998:

                            For                Against               Abstain
                         ---------             -------               -------
                         4,193,367             6,050                 1,450

 Item 5.      OTHER INFORMATION

              Not applicable.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      The following exhibits are included herein:

                       27.1 Financial Data Schedule

              (b)      Reports on Form 8-K

                       One report on Form 8-K was filed during the second quarter 1998. No financial statements were included with such Form 8-K. The following describes the Form 8-K filed and the date thereof.

                       (i) A Form 8-K dated May 20, 1998, was filed on June 4, 1998 reporting, among other things, that the Company had consummated the acquisition of the remaining 33% equity interest in Speech Design not previously owned by the Company. The Company amended the Current Report on Form 8-K, dated May 20, 1998, by filing a Form 8-K/A containing pro forma financial statements relating to the Speech Design acquisition.

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

  Exhibit
    No.
  -------

     3.1         Certificate of Incorporation(1)

     3.2         By-laws(1)

     3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995(2)

     3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995.(3)

     3.5 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc.(7)

     3.6 Certificate of Correction to the Certificate of Designation, Preferences and Rights of Convertible Preferred Stock of Bogen Communications International, Inc.(7)

     4.1         Form of Common Stock Certificate(1)

     4.2         Form of Warrant Certificate(1)

     4.3         Unit Purchase Option Granted to GKN Securities Corp(1)

     4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)

     4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan(5)

    10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules)(1)

    10.2 Form of Indemnification Agreement between the Company and its officers, directors and advisors.(4)

    10.3 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen(6)

    10.4 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau.(9)

    10.5 Stock Purchase Agreement, dated November 26, 1997, between the Company and Geotek(7)

    10.6 Convertible Preferred Stock Purchase Agreement, dated November 26, 1997, between the Company and the Investors.(7)

    10.7 Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)

    10.8 Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)

    10.9 Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)

    10.10 Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)

    10.11 Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC.(7)

    10.12 Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC.(7)

    10.13 Mergers and Acquisition Engagement Agreement, dated August, 1997, as amended as of November 28, 1997 between Helix Capital Services, LLC and Bogen Communications International, Inc.(8)

    10.14 Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc.(8)

    10.15 Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC.(8)

    10.16 Share Transfer Agreement, dated May 20, 1998, by and among Bogen Communications International, Inc., Kasimir Arciszewski and Hans Meiler.(10)

    10.17 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski.(10)

    10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler.(10)

    10.19 Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association.(10)

    10.20 Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation.(10)

    10.21 Guaranty of Payment and Performance, dated April 21, 1998, by New England Audio Resource Corp.(10)

    10.22 Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association.(10)

    10.23 Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association.(10)

    10.24 Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association.(10)

    10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association.(10)

    10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

    10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

    10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association.(10)

    10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association.(10)

   *27.1         Financial Data Schedule

-------------
*Filed Herewith

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

    (4) Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.

    (5) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245), dated February 4, 1997.

    (6) Incorporated by reference to the Exhibits to the Company's Annual report on Form 10-K for the year ended December 31, 1996.

    (7) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated November 25, 1997,

    (8) Incorporated by reference and the Exhibits to the Company's Current report on Form 8-K, dated December 12, 1997.

    (9) Incorporated by reference to the Exhibits to the Company's Annual report on Form 10-K for the year ended December 31, 1997.

   (10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated May 20, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                        (Registrant)

Date: August 19, 1998                   By: /s/ Michael P. Fleischer
                                           -------------------------------------
                                           Name:   Michael P. Fleischer
                                           Title:  President


Date: August 19, 1998                   By: /s/ Yoav M. Cohen
                                            ------------------------------------
                                            Name: Yoav M. Cohen
                                            Title:  Chief Financial Officer