Form 10-Q
period 1998-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1998-11-13
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _________________.


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

As of November 9, 1998, 6,654,471 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                      BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                                  AND SUBSIDIARIES

                                                        INDEX


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements

           Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997                                           3

           Consolidated Statements of Operations for the three and
              nine months ended September 30, 1998 and 1997                   5

           Consolidated Statement of Changes in Stockholders' Equity
              for the nine months ended September 30, 1998                    6

           Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1998 and 1997                            7

           Notes to Consolidated Financial Statements                         8


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               12


PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                        17
           Item 2.  Changes in Securities                                    17
           Item 3.  Defaults Upon Senior Securities                          17
           Item 4.  Submission of Matters to a Vote of Security Holders      17
           Item 5.  Other Information                                        17
           Item 6.  Exhibits and Reports on Form 8-K                         17

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                         September 30,    December 31,
                                                             1998            1997
                                                         -------------    ------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $ 2,301         $   964

Accounts receivable (less allowance for doubtful
     accounts of $430 and $376 at September 30,
     1998 and December 31, 1997, respectively)               5,725           6,291

Inventories, net                                             7,784           8,285

Prepaid expenses and other current assets                      639             468
                                                           -------         -------
     TOTAL CURRENT ASSETS                                   16,449          16,008

Property, equipment and leasehold improvements, net          2,517           2,136

Goodwill and intangible assets, net                         17,204          13,569

Other assets                                                   277             257
                                                           -------         -------

     TOTAL ASSETS                                          $36,447         $31,970
                                                           =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                     September 30,     December 31,
                                                                         1998              1997
                                                                     -------------     ------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                   $    161         $  2,891
Accounts payable                                                          2,047            2,376
Accrued expenses                                                          2,521            3,084
Income taxes payable                                                      1,034              238
Advances and notes payable to related parties                                --                6
                                                                       --------         --------

     TOTAL CURRENT LIABILITIES                                            5,763            8,595

Amounts outstanding under revolving credit agreement,
     net of current portion                                               3,425               --
Advances and notes payable to related parties                               223              212
Preferred dividends payable                                                  --              178
Other liabilities                                                           295              433
Minority interest                                                            --            1,130
                                                                       --------         --------

     TOTAL LIABILITIES                                                    9,706           10,548
                                                                       --------         --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized;
     200,000 shares issued and outstanding at December 31, 1997              --               --

Common stock - $.001 par value; 50,000,000 shares authorized;
     6,654,471 and 2,118,226 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively                   7                2

Additional paid-in-capital                                               29,433           23,468

Accumulated deficit                                                      (2,470)          (1,690)

Accumulated other comprehensive loss                                       (229)            (358)
                                                                       --------         --------

     TOTAL STOCKHOLDERS' EQUITY                                          26,741           21,422
                                                                       --------         --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 36,447         $ 31,970
                                                                       ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                Three Months Ended                    Nine Months Ended
                                                          -------------------------------      --------------------------------
                                                          September 30,     September 30,      September 30,      September 30,
                                                              1998              1997               1998               1997
                                                          -------------     -------------      -------------      -------------
Net sales                                                 $   14,752         $   13,090         $   39,386         $   37,135

Cost of goods sold                                             7,233              7,091             20,011             20,024
                                                          ----------         ----------         ----------         ----------
    Gross profit                                               7,519              5,999             19,375             17,111
Operating expenses:
    Research and development                                     753                617              2,061              1,992
    Purchased in-process research
       and development                                            --                 --              2,905                 --
    Selling, general and administrative                        4,151              3,675             11,781             10,991
    Amortization of goodwill and intangible assets               166                111                419                332
                                                          ----------         ----------         ----------         ----------
Income from operations                                         2,449              1,596              2,209              3,796

Other (income) expenses:
    Interest expense, net                                         96                113                201                336
    Interest expense to related parties                           --                 (5)                --                 16
    Minority interest of consolidated subsidiaries                --                119                254                393
    Other income                                                 (32)               (19)              (132)               (53)
                                                          ----------         ----------         ----------         ----------
Income before provision for income taxes                       2,385              1,388              1,886              3,104

Provision for income taxes                                       843                487              1,766              1,230
                                                          ----------         ----------         ----------         ----------
Net income                                                $    1,542         $      901         $      120         $    1,874

Preferred dividends                                               --                 --                900                 --
                                                          ----------         ----------         ----------         ----------
Net income (loss) available to common shareholders        $    1,542         $      901         $     (780)        $    1,874
                                                          ==========         ==========         ==========         ==========
Net income (loss) per common share-Basic                  $     0.23         $     0.16         $    (0.21)        $     0.33
                                                          ==========         ==========         ==========         ==========
Net income (loss) per common share-Diluted                $     0.20         $     0.16         $    (0.21)        $     0.33
                                                          ==========         ==========         ==========         ==========
Weighted average number of common
    shares outstanding-Basic                               6,653,468          5,758,850          3,777,024          5,758,850
                                                          ==========         ==========         ==========         ==========
Weighted average number of common
    shares outstanding-Diluted                             7,807,177          5,758,850          3,777,024          5,758,850
                                                          ==========         ==========         ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (In Thousands of Dollars, Except Share and Per Amounts)
                                   (Unaudited)


                                                                                       Common Stock
                                                   Preferred Stock                 --------------------     Additional
                                                      Number of                    Number of                 Paid-In
                                                       Shares           Amount      Shares       Amount      Capital
                                                   ---------------      ------     ---------     ------     ----------
Balance at December 31, 1997                           200,000             --      2,118,226       $2        $23,468

Acquisition costs of Common Stock held by Geotek            --             --             --       --            (35)
Sale of Common Stock                                        --             --        156,768       --            862
Purchase of Speech Design minority interest                 --             --        458,000        1          4,064
Translation adjustments                                     --             --             --       --             --
Preferred dividends                                         --             --             --       --             --
Conversion of Preferred Stock and
  related dividends                                   (200,000)            --      3,921,477        4          1,074
Net income                                                  --            --             --       --             --
                                                      --------           ----      ---------       --        -------
Balance at September 30, 1998                               --             --      6,654,471       $7        $29,433
                                                      ========           ====      =========       ==        =======


                                                                         Accumulated
                                                                            Other
                                                        Accumulated     Comprehensive
                                                          Deficit            Loss           Total
                                                        -----------     --------------     -------
Balance at December 31, 1997                               (1,690)          $ 358          $21,422

Acquisition costs of Common Stock held by Geotek               --              --              (35)
Sale of Common Stock                                           --              --              862
Purchase of Speech Design minority interest                    --              --            4,065
Translation adjustments                                        --             129              129
Preferred dividends                                          (900)             --             (900)
Conversion of Preferred Stock and
  related dividends                                            --              --            1,078
Net income                                                   120              --               120
                                                          -------           -----          -------
Balance at September 30, 1998                             $(2,470)          $(229)         $26,741
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


                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     September 30,   September 30,
                                                                         1998            1997
                                                                     -------------   -------------
Net income                                                             $   120         $ 1,874
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                         703             699
     Amortization of goodwill and intangible assets                        419             332
     Provisions for doubtful accounts and
        inventory obsolescence                                             212             317
     Utilization of pre-acquisition NOL charged to goodwill                544             188
     Minority interest                                                     254             393
     Purchased in-process research and development                       2,905              --
Change in operating assets and liabilities
     Accounts receivable                                                   588             343
     Inventories                                                           595          (1,526)
     Prepaid expenses and other current assets                            (172)           (158)
     Payables and accrued expenses                                        (341)           (763)
     Other                                                                (140)           (103)
                                                                       -------         -------
Net cash provided by operating activities                                5,687           1,596
                                                                       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Speech Design minority interest                         (4,790)             --
    Acquisition of New England Audio Resource, Inc.                         --            (278)
    Purchase of property, equipment and leasehold improvements          (1,006)           (848)
                                                                       -------         -------
Net cash used in investing activities                                   (5,796)         (1,126)
                                                                       -------         -------
    Acquisition costs of common stock held by Geotek                       (35)             --
    Proceeds from sale of common stock                                     862              --
    Amounts paid under revolving credit agreements                      (4,125)           (282)
    Borrowings under revolving credit agreements                         4,700              --
    Advances and notes payable - related parties                           118            (439)
                                                                       -------         -------
    Net cash provided by (used in) financing activities                  1,520            (721)
                                                                       -------         -------
    Effects of Foreign Exchange Rate on Cash                               (74)             (2)
                                                                       -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,337            (253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           964             885
                                                                       -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,301         $   632
                                                                       =======         =======
NON CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of preferred stock accrued dividends                    $ 1,078              --
    Stock issued in purchase of Speech Design minority interest          4,065              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of Bogen Communications International, Inc. and Subsidiaries (the "Company") as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and is presented for comparative purposes. The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations and cash flows for the nine months ended September 30, 1998 and 1997 and the consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd. and Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.   Acquisition

     On May 20, 1998, the Company acquired the remaining 33% equity interest in Speech Design not previously owned by the Company. As a result of this acquisition, Speech Design became a wholly-owned subsidiary of the Company. The aggregate purchase price of $8,855, including direct acquisition costs (estimated at $492), consisted of approximately $4,790 in cash and 458,000 shares of common stock of the Company valued at approximately $4,065 ($8.875 per share).

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair market values at the date of acquisition. The allocation of purchase price among the identifiable intangible assets was based on an independent appraisal of the fair market value of those assets. Such appraisal allocated $2,905 to purchased in-process research and development, which has been reflected as a charge in the accompanying consolidated statement of operations for the nine months ended September 30, 1998. Other intangible assets acquired include existing technology, tradenames, workforce and goodwill totaling approximately $4,566.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

     The following table presents unaudited pro forma results of operations as if the acquisition of the minority interest of Speech Design had occurred at the beginning of the three and nine month periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or the results which may occur in the future.



                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                               ------------------            -----------------
                                                1998        1997              1998       1997
                                               ------      ------            ------     ------
Revenues                                       14,752      13,090            39,386     37,135

Net income                                      1,542         986               365      2,165

Net income (loss) available to
    common shareholders                         1,542         986              (535)     2,165

Net income (loss) per common share - Basic       0.23        0.16             (0.13)      0.35

Net income per common share - Diluted            0.20        0.16             (0.13)      0.35

     On July 1, 1997, the Company, through its 99% owned subsidiary Bogen, acquired substantially all of the net assets of NEAR, a leading manufacturer of high performance, weather-proof speakers. The total purchase price, including direct costs incurred as result of the acquisition, amounted to $242 in cash and assumption of certain liabilities. Excess of the purchase price over the estimated fair values of the net assets acquired was $236 and has been recorded as goodwill, which is being amortized over 20 years. The Company is currently evaluating the recoverability of this goodwill. As part of this evaluation, the Company is considering among other factors, the strategic position which NEAR will take as part of the Company's previously announced acquisition strategy.

     The acquisition has been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and certain liabilities assumed based on estimates of fair values at the date of acquisition. The operating results of this acquisition are included in the Company's consolidated statements of operations from the date of acquisition.

4.   Inventories

     Inventory, at lower of cost (first in, first out) or market, as of September 30, 1998 and December 31, 1997, is as follows:

                                                1998               1997
                                               ------             ------
     Raw materials and supplies                $2,380             $1,874
     Work in progress                           1,160                742
     Finished goods                             4,244              5,669
                                               ------             ------
            Total                              $7,784             $8,285
                                               ======             ======

     The inventory balances are net of a reserve for inventory valuation and obsolescence of $619 and $529 at September 30, 1998 and December 31, 1997, respectively.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

5.   Income (Loss) Per Common Share

     Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The Company had outstanding convertible preferred stock which was converted into 3,921,477 shares of common stock on July 1, 1998. Included in the conversion were 3,721,000 shares of common stock issuable upon conversion of 200,000 shares of preferred stock and 200,477 shares of common stock issuable as a payment-in-kind of dividends payable on the preferred stock through June 30, 1998.

6.   Revolving Credit Agreements

     In the first quarter of 1997, Bogen Communications, Inc. ("BCI"), a wholly-owned subsidiary of Bogen, entered into a revolving credit facility (the "Facility") with a bank, which was scheduled to mature on February 5, 1999. The Facility provided, subject to certain terms and conditions, for borrowings up to a maximum of $7,000 with a $700 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances, and was limited to specified levels of eligible accounts receivable and inventory. Borrowings under the Facility were available for working capital and general corporate purposes and accrued interest at the bank's prime rate plus .50% (9.00% at December 31, 1997). Obligations under the Facility were collateralized by all of the accounts receivable, inventory, property and equipment, and general intangibles of BCI and was guaranteed by the Company. The Facility contained certain covenants, which limited the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of BCI restricted under the Facility were $9,710 at December 31, 1997.

     On April 21, 1998, the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2000. The New Facility replaces the previous Facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line with a $1,000 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances. The working capital line is limited to specified levels of eligible accounts receivable and inventory. The New Facility bears interest at either the bank's prime rate or, at the Company's option, Libor plus 125 to 200 basis points, based on certain financial conditions. At September 30, 1998, $3,425 was outstanding under the New Facility, all of which was used to finance the acquisition of the remaining 33% equity interest in Speech Design not previously owned by the Company.

     Speech Design has credit lines and overdraft facilities of approximately 6,000 Deutsche Marks ("DM"), or $3,500. At September 30, 1998 borrowings and availability under these lines amounted to $300 DM, or $161 and 5,700 DM, or $3,339, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

7.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the three and nine months ended September 30, 1998 and 1997 differs from the amount computed by applying the U.S. federal statutory rates due to non-deductible purchased in-process research and development, higher tax rates in Europe for which no U.S. tax benefit has been provided, and the utilization of U.S. preacquisition loss carryforwards for which the benefit has been charged to goodwill. In accordance with SFAS No. 109, the Company has established a valuation allowance covering substantially all of its net deferred tax assets as of September 30, 1998 and December 31, 1997. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized.

8.   Stockholders' Equity

     In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase an aggregate of 150,000 Units (the "UPO") at $6.60 per Unit. Each Unit issuable upon exercise of the UPO consisted of one share of Common Stock and warrants to purchase two shares of Common Stock at $5.50 per share. GKN and the Company had discussions regarding the interpretation of certain anti-dilution provisions and other provisions in the UPO, but no resolution was achieved. By its terms, the UPO expired on October 7, 1998.

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

     The following presents a reconciliation of the net income to comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                    Three Months Ended                 Nine Months Ended
                                               ------------------------------     ------------------------------
                                               September 30,    September 30,     September 30,    September 30,
                                                   1998             1997              1998             1997
                                               -------------    -------------     -------------    -------------
Net income                                        $1,542            $901              $120            $1,874

Other comprehensive income (loss):
   Foreign currency translation adjustment           126              28               129              (240)
                                                  ------            ----              ----            ------
Other comprehensive (income) loss                    126              28               129              (240)
                                                  ------            ----              ----            ------
Comprehensive income                              $1,668            $929              $249            $1,634
                                                  ======            ====              ====            ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Three Months Ended September 30, 1998, Compared to the Three Months Ended September 30, 1997

Net Sales

Net sales increased by $1,662, or 12.7% to $14,752, for the three months ended September 30, 1998, as compared to $13,090 for the same period in 1997. The increase in sales resulted from increased sales of $353 in the Company's Commercial Sound product line, increased sales of $209 in the Company's Engineered Systems product line and increased sales of $1,100 in the Company's Telco product line.

Net sales from the Commercial Sound products increased to $3,852 for the three months ended September 30, 1998, or 10.1% over net sales of $3,498 for the same period in 1997. Net sales from the Engineered Systems products increased to $2,578 for the three months ended September 30, 1998, or 8.8% from net sales of $2,369 for the same period in 1997. Net sales from the Telco product line increased to $8,323 for the three months ended September 30, 1998, or 15.23% from net sales of $7,223 for the same period in 1997. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $3,058 for the three months ended September 30, 1998, or 9.0% from net sales of $2,804 for the three months ended September 30, 1997. Foreign sales translated into U.S. dollars increased to $5,265 for the three months ended September 30, 1998, or 19.2% over net sales of $4,419 for the same period in 1997. Foreign sales stated in local currency increased to 9,269 DM for the three months ended September 30, 1998, or 16.3% over net sales of 7,972 DM for the three months ended September 30, 1997.

Gross Profit

Gross profit, as a percentage of total net sales, increased to 50.9% for the three months ended September 30, 1998, compared to 45.8% for the same period in 1997. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiation of certain purchase agreements which were implemented during late 1997 and early 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $476, or 12.9% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. SG&A was $4,151, or 28.1% of net sales for the three months ended September 30, 1998, as compared to $3,675, or 28.1% of net sales for the same period in 1997. The increase is primarily attributable to expenses incurred as part of the Company's plans to implement a new marketing focus and to grow through acquisitions and joint ventures.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $753, or 5.1% of net sales for the three months ended September 30, 1998, as compared to $617, or 4.7% of net sales for the three months ended September 30, 1997. The increase is primarily attributable to the development of the Company's next generation of products.

Interest Expense

Interest expense was $96, or 0.7% of net sales for the three months ended September 30, 1998, as compared to $113, or 0.9% of net sales for the three months ended September 30, 1997. The decrease of $17, or 14.9%, primarily relates to reductions in amounts outstanding under revolving lines of credit and lower interest rates.

Income Taxes

Income tax expense increased for the three months ended September 30, 1998 to $843, as compared to $487 for the comparable period in 1997. The increase of $356 is due to increased profits.

Nine Months Ended September 30, 1998, Compared to the Nine Months Ended September 30, 1997

Net Sales

Net sales increased by $2,251, or 6.1% to $39,386, for the nine months ended September 30, 1998, as compared to $37,135 for the same period in 1997. The increase in sales primarily resulted from increased sales of $1,053 in the Company's Commercial Sound product lines and $1,455 in the Company's Telco product lines. This increase was offset by a decrease in sales in the Engineered Systems product lines of $257.

Net sales from the Commercial Sound product line increased to $10,216 for the nine months ended September 30, 1998, or 11.5% over net sales of $9,163 for the same period in 1997. Net sales from the Engineered Systems products decreased to $6,076 for the nine months ended September 30, 1998, or 4.1% from net sales of $6,333 for the same period in 1997. Net sales from the Telco product line increased to $23,095 for the nine months ended September 30, 1998, or 6.7% from net sales of $21,640 for the same period in 1997. The Telco product line includes foreign sales from Speech Design. Domestic sales decreased to $7,976 for the nine months ended September 30, 1998, or 3.4% from net sales of $8,257 for the nine months ended September 30, 1997. Foreign sales translated into U.S. dollars increased to $15,119 for the nine months ended September 30, 1998, or 13.0% over net sales of $13,383 for the same period in 1997. However, foreign net sales stated in local currency increased to 27,099 DM for the nine months ended September 30, 1998, or 17.3% over net sales of 23,106 DM for the same period in 1997.

Gross Profit

Gross profit as a percentage of total net sales increased to 49.2% for the nine months ended September 30, 1998, compared to 46.1% for the same period in 1997. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiation of certain purchase agreements which were implemented during late 1997 and early 1998.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $790, or 7.2% for the nine months ended

September 30, 1998, as compared to the nine months ended September 30, 1997. SG&A was $11,781, or 29.9% of net sales for the nine months ended September 30, 1998, as compared to $10,991, or 29.6% of net sales for same period in 1997. The increase is primarily attributable to expenses incurred as part of the Company's plans to implement a new marketing focus and to grow through acquisitions and joint ventures.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $2,061, or 5.2% of net sales for the nine months ended September 30, 1998, as compared to $1,992, or 5.4% of net sales for the nine months ended September 30, 1997. The increase is primarily attributable to the development of the Company's next generation of products.

Purchased in-process research and development

Purchased in-process research and development represents a one-time non-cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Interest expense was $201, or 0.5% of net sales for the nine months ended September 30, 1998, as compared to $336, or 0.9% of net sales for the nine months ended September 30, 1997. The decrease of $135, or 40.2%, primarily relates to reductions in amounts outstanding under revolving lines of credit, lower interest rates, as well as the final repayment of a $500 note to Geotek Communications, Inc. on July 3, 1997, which accrued interest at a rate of 11% per annum.

Income Taxes

Income tax expense increased for the nine months ended September 30, 1998 to $1,766, as compared to $1,230 for the comparable period in 1997. The increase of $536 is due to increased profits before the non-deductible charge for purchased in-process research and development.

Liquidity and Capital Resources

During the nine months ended September 30, 1998, cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $5,687 of cash. The Company's net income of $120 for the nine months ended September 30, 1998 included net non-cash charges of $5,037, which principally consisted of (i) depreciation and amortization of $1,122, (ii) increased inventory and doubtful account reserves of $212, (iii) minority interest of consolidated subsidiaries of $254, (iv) utilization of acquired tax benefits credited to goodwill of $544, and (v) purchased in-process research and development of $2,905. Further, net changes in operational assets and liabilities provided $530 in cash. Additionally, accounts receivable decreased by $588, inventory decreased by $595, prepaid expenses and other assets increased by $172, accounts payable and accrued expenses increased by $341 and net changes in other operating assets and liabilities used $140 in cash.

Net cash used in investing activities amounted to $5,796. The purchase of equipment and other fixed assets used $1,006 and the remaining balance of $4,790 was used in the purchase of the remaining 33% equity interest in Speech Design not previously owned by the Company.

Net cash provided from financing activities amounted to $1,520. The Company paid down $4,125 of revolving credit agreement debt and related party debt. The Company received $827 from the sales of certain equities (net of $35 of acquisition expenses).

As of September 30, 1998, the Company's total liabilities were $9,706, of which $5,763 is due and payable within one year. Under the New Facility, the Company borrowed $4,700 to acquire the remaining 33% equity interest in Speech Design, and received $118 from advances and notes payable from related parties.

In the first quarter of 1997 BCI obtained from a bank a $7,000 revolving credit line for a period of two years. This line was collateralized by the accounts receivable, inventory, property and equipment and general intangibles of BCI and was guaranteed by the Company.

In April 1998, the Company obtained from KeyBank N.A. a $27,000 revolving credit facility, which matures on April 30, 2000. The new facility replaces the previous borrowing facility. This facility includes a $20,000 revolving credit line for acquisition financing and a $7,000 revolving credit line for working capital requirements. The interest rate under the new revolving line is at the bank's prime rate, or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial criteria. As of September 30, 1998, the Company had borrowings outstanding under the revolving credit facility of $3,425, all of which was used to finance the acquisition of the remaining 33% equity interest in Speech Design not previously owned by the Company.

Speech Design has credit lines and overdraft facilities of approximately 6 million DM, or $3.5 million. At September 30, 1998 borrowings and availability under these lines amounted to 0.3 million DM, or $161 and 5.7 million DM, or $3,339, respectively. These lines are collateralized by all of Speech Design's accounts receivable and inventory. In November 1998, Speech Design obtained from DG Bank, of Frankfurt, Germany, a 15,000 DM, or $9,000 credit facility for acquisition financing. The interest rate under this facility is up to 200 basis points above the FIBOR rate.

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

Year 2000

The Year 2000 ("Y2K") readiness issue is the result of information technology ("IT") system programs being written using two digits rather than four digits to define the application year. Any of the Company's IT systems that have date-sensitive software may recognize a date using "00" for the applicable year as the year 1900 and not the year 2000. This could result in miscalculations, system failures, or other business disruptions.

The Company is implementing a plan which addresses Y2K technology compliance for its IT and non-IT systems. The plan includes a review of the Company's suppliers and customers to assure that they are working toward Y2K compliance.

The Company uses IT systems in various aspects of its business, including manufacturing, research and development, distribution and many administrative functions. A significant amount of the Company's software and systems may need to be updated, modified or replaced to address the Y2K readiness issue. In that regard, the

Company has retained consultants to evaluate the effect of appropriately modifying the Company's IT systems and the Company has projects underway to address the Y2K readiness of its IT systems and the IT systems of material third parties.

The Company has prioritized its IT systems into three categories: critical, necessary or other. The Company currently expects that critical and necessary systems, the loss or failure of which could result in a serious disruption of revenue or serious processing delay, respectively, will be Y2K compliant by June 30, 1999, with modifications to the existing software and or conversions to new software. The Company currently expects that the remainder of the Company's IT systems will be Y2K compliant within such timeframe or shortly thereafter. There can be no assurance, however, that the Company's critical, necessary and other IT systems will become Y2K compliant by the projected time.

The Company's non-IT systems include embedded technology such as microcontrollers included in production equipment, office equipment, environmental control equipment and time locks. All of the Company's non-IT systems are already Y2K ready except for some products that were discontinued by the Company. With respect to such products, the Company is evaluating its alternatives and expects this review to be completed by the second quarter of next fiscal year. Material third party vendors have been contacted and asked to attest to Y2K compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors.

Currently, management estimates that the Company will expend up to $1,000,000 on system upgrade and replacement projects, which upgrades and replacements will, among other things, make the Company's IT systems Y2K compliant. Y2K remediation programs and ongoing systems upgrade and replacement projects are funded through the Company's operations.

If IT systems affected by the Y2K were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These risks are similar to those faced by other manufacturing companies. Management does not believe that the Company's business will be materially affected by Y2K readiness issues. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios. In the event that the Company can not complete its system upgrade and replacement projects in a timely manner, the Company will use a software patch to make its IT systems Y2K compliant.

If non-IT systems affected by the Y2K were not addressed as the Company is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios. The Company has contacted its key suppliers and vendors to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. While certain of the Company's suppliers and vendors have provided the Company with written certification that the IT systems used by such third parties will be Y2K compliant prior to the Year 2000, the Company is currently in the process of identifying the potential risks of external business relationships with those third parties who have not certified to the Company as to the status of their Y2K compliance. Action steps and contingency plans related to significant third party relationships are expected to be completed by mid to late 1999.

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

    4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan.(5)

    10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules)(1)

    10.2 Form of Indemnification Agreement between the Company and its officers, directors and advisors.(4)

    10.3 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen.(6)

    10.4 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau.(9)

    10.5 Stock Purchase Agreement, dated November 26, 1997, between the Company and Geotek.(7)

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

    10.22 Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association.(10)

    10.23 Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association.(10)

    10.24 Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association.(10)

    10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association.(10)

    10.26 Borrower Pledge Agreement, dated April 21,1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

    10.27 Borrower Pledge Agreement, dated April 21,1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

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

10. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated May 20, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                                    (Registrant)

Date: November 12, 1998                By: /s/
                                       ----------------------------------------
                                       Name:  Michael P. Fleischer
                                       Title: President


Date: November 12, 1998                By: /s/
                                       ----------------------------------------
                                       Name:  Yoav M. Cohen
                                       Title: Chief Financial Officer