Form 10-K
period 1998-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1999-04-01
CIK 908517

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or
                                            -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to ______

                         Commission file number 0-22046
                                                -------
                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         38-3114641
----------------------                      ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

  50 Spring Street, Ramsey, New Jersey                          07446
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (201) 934-8500
                                                     --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on March 29, 1999, as reported on the Nasdaq National Market System ("NASDAQ"), held by non-affiliates of the Registrant was approximately $18,831,104.

      As of March 29, 1999, 6,674,071 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the 1999 annual meeting of stockholders of Bogen Communications International, Inc., which definitive proxy statement will be filed no later than 120 days after December 31, 1998.

                                     PART I

      All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products including, but not limited to, the introduction and development of the Company's Thor products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including the current instability in Asia which may adversely affect the Company's suppliers and subcontractors; currency fluctuations; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's internal systems, including Year 2000 issues; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1.     BUSINESS

      Bogen Communications International, Inc., (the "Registrant", and together with its subsidiaries, the "Company"), develops, produces and sells sound processing equipment and telecommunications peripherals, through its direct subsidiaries, Bogen Corporation, a Delaware corporation ("Bogen"), and Speech Design GmbH, a German corporation ("Speech Design"), and their respective subsidiaries.

      Bogen focuses on commercial and engineered sound equipment and telecommunication peripherals for the voice and sound processing market. For over six decades, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, as well as for security and educational applications, and since 1991, has produced voice processing systems, including message/music-on-hold systems ("MOH").

      Speech Design focuses on digital voice processing systems for the mid-sized Private Branch Exchange ("PABX") market, targeting the rapidly growing European voice processing market. With the launch, in late 1995, of its product family called "Memo", Speech Design has added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems. In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (4-8 ports) voice and call processing peripherals. In addition to higher capacity voice mail then possible with Memo, Teleserver will also offer ACD (automatic call distribution) functionality by the end of 1999.

      On December 31, 1998, Speech Design, acquired 100% of Digitronic Computer system GmbH ("Digitronic"). Digitronic's flagship product, Thor, improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs"). Thor integrates fax and voice-mail into an existing e-mail environment.

      Bogen's products are sold primarily through a network of distributors, dealers and contractors. Speech Design sells through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany.

      Suppliers and sub-contractors, located primarily in the Republic of South Korea, as well as Taiwan, China, Israel, Germany and the United States, produce sub-assemblies and finished products for the Company.

      The Company is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

Company History

      The Registrant, formerly known as European Gateway Acquisition Corp., was formed on May 6, 1993 as a Specified Purpose Acquisition Company ("SPAC") with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria. On October 13, 1993, the Registrant consummated an initial public offering (the "IPO") of 1,550,000 units, which resulted in $8,120,000 in net proceeds to the Registrant. Each unit consisted of one share of the Registrant's common stock, $.001 par value per share ("Common Stock"), and two warrants (the "Warrants"), each entitling the holder thereof to purchase one share of Common Stock for $5.50 per share (the "Units").

      Until April 6, 1995, the Registrant did not engage in any substantive commercial business other than evaluating prospective companies for acquisition. On such date, the Registrant entered into an agreement (as amended, the "Stock Purchase Agreement") with Geotek Communications, Inc. ("Geotek"), to acquire controlling interests in two communications product companies then held by Geotek (the "Business Combination").

      Pursuant to the Stock Purchase Agreement, on August 21, 1995, the Registrant acquired from Geotek approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen. As a result of the Business Combination, Geotek acquired an approximately 64% controlling interest in the Company. As consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) warrants to purchase 200,000 shares of Common Stock; (iii) $7,000,000 in cash; and (iv) a convertible promissory note in the principal amount of $3,000,000 due in February 1997 and (v) rights to certain contingent payments.

      In May 1996, the Company and Geotek amended the Stock Purchase Agreement effective January 1, 1996. Pursuant to such amendment: (i) the $3,000,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500,000 non-convertible promissory note due and paid in July 1997; (ii) the contingent payment formula was revised to reflect an increase in the amount the Company might have had to pay Geotek from $11,000,000 to $13,500,000 in connection with the reduction of the principal amount of the promissory note; and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company, $3,000,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise. This option expired on October 31, 1997 and was not exercised, and no contingent payments were required to be made.

      On November 26, 1997, the Company acquired all 3,701,919 shares of Common Stock and warrants held by Geotek for $18,500,000, or approximately $5.00 per share of Common Stock outstanding or $4.74 per share on a diluted basis, including the warrants. Simultaneously with the repurchase of the Common Stock and warrants held by Geotek, the Company sold 200,000 shares of 9%

Series A Convertible Preferred Stock (the "Preferred Stock") to a group of independent investment funds. The Preferred Stock was sold at $100 per share, for total proceeds to the Company of $20,000,000. The Preferred Stock carried a 9% semi-annual cumulative dividend which could be paid in cash or in-kind at the sole discretion of the Company. Each share of Preferred Stock was convertible at any time at the option of the holder, into 18.605 shares of Common Stock (or 3,721,000 shares of Common Stock based on an initial conversion price of $5.375).

      On July 1, 1998, all Preferred Stock Shareholders elected to redeem their Preferred Shares and convert them to Common Stock. The Company elected to pay all accrued dividends from November 27, 1997 to June 30, 1998, totaling $1,077,534, in Preferred Shares, for a total of 10,775 Preferred Shares. After converting all Preferred Shares and accrued dividends into Common Stock, the Preferred Shareholders received a total of 3,921,477 Common Shares of Bogen.

      As a result of the November 1997 transaction described above, a new management team was put in place and the Board of Directors was reconstituted.

      See below under the headings "Bogen" and "Speech Design" for a discussion of other acquisitions consummated by the Company.

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

      In 1991, Bogen introduced its first product in a line of telecommunications peripherals, the Telco product line. That first product was the MMT, a digital announcer with automatic microprocessor controlled tape download for "on-hold" applications. During 1992, Bogen introduced various products in the digital telephone peripherals area, including the Automated Attendant and the Digital Announcer. These products are used in message/music on-hold systems ("MOH").

      On July 1, 1997, Bogen acquired substantially all the net assets of New England Audio Resources, Inc. ("NEAR") for approximately $242,000 in cash and assumption of certain liabilities. NEAR is best known for its high performance, all environment speakers. NEAR is a part of the Company's Commercial Sound line of products and their products will be marketed with Bogen's product lines.

Bogen's Product Lines

      Commercial Sound

      Bogen's Commercial Sound product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, stores, etc. During 1997, NEAR's All Environment Speakers were added to Commercial Sound's product line.

      Commercial Sound net sales for the years ended December 31, 1998, 1997 and 1996 were $11,640,000, $11,250,000 and $9,315,000, respectively. Commercial
Sound provided 22.3%, 22.6% and 20.1% of the Company's net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

      Engineered Systems

      Bogen's Engineered Systems product line features custom designed intercom/paging systems that are sold to contractors for installation in schools. For example, introduced in late 1996, the MULTICOM-DCS (Digital Communication System) provides system users with high quality controlled speaker and telephony functions through a single user interface. MULTICOM-DCS provides full integration of the Company's MULTICOM paging technology with COMDIAL PABX systems.

      Engineered Systems net sales for the years ended December 31, 1998, 1997 and 1996 were $7,520,000, $8,082,000 and $6,682,000, respectively. Engineered
Systems net sales accounted for 14.4%, 16.2% and 14.5% of the Company's net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

      Telco U.S.

      Bogen's Telco U.S. products consist of telephone-based overhead paging systems and equipment and digital message/music-on-hold players. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience. In the fourth quarter of 1997, Bogen introduced a new MOH system, Pro-Hold DRDX. The DRDX products allow music-on-hold programs to be downloaded to the user site remotely over telephone lines, using a digital modem transfer, whereas the traditional Pro-Hold required a cassette tape to be physically delivered to the user site.

      Bogen's Telco U.S. net sales for the years ended December 31, 1998, 1997 and 1996 were $12,591,000, $12,402,000 and $14,674,000, respectively, which include $0, $214,000 and $1,552,000 of the Company's discontinued Office Automated Systems product line for the years ended December 31, 1998, 1997 and 1996, respectively. Speech Design also has a Telco line of products, see "Speech Design - Product Line". Telco U.S. net sales provided 24.2%, 24.9% and 31.7% of the Company's net sales for these respective years.

Bogen's Sales and Marketing

      Commercial Sound and Engineered Systems

      Bogen distributes its Commercial Sound products through a network of approximately 2,400 distributors, dealers and contractors, often as complete system solutions designed to satisfy an end-user's specific sound and communications needs. In addition, a network of approximately 200 major contractors and dealers market Bogen's school intercom systems.

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

      Telco U.S.

      Bogen distributes its Telco products to approximately 25 distributors who operate more than approximately 200 telecommunications distribution centers. These distributors sell to thousands of telecommunications installers or interconnects across North America. In addition to its distribution network, Bogen has a relationship with approximately 25 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply private label on-hold systems to Lucent Technologies ("Lucent").

      Bogen markets its Telco products through a group of independent manufacturer's representatives comprised of organizations with approximately 40 salespeople who sell Bogen's Telco and other complementary products to distributors and interconnects in their territory on an exclusive basis. These representatives are supported by Bogen sales and service staff.

      Bogen's Sales Outside the U.S.

      Although Bogen's sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative that has its headquarters in Ontario and branch offices throughout Canada. Telco U.S.'s export sales to Europe are handled through the Company's subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas).

Bogen's Operations

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

      In view of the current economic instability in Asia, the Company is taking precautions to ensure that production will continue without interruption such as assuring, to the extent practicable, that alternative sources of supplies and subcontractors are available. There can be no assurance, however, that events beyond the Company's control, including, without limitation, the financial requirements of any of the Company's suppliers and subcontractors, will not disrupt the production schedule or the Company's source of supplies. Any such disruption may have a material adverse effect on the Company's results of operations.

Bogen's Patents and Trademarks

      "Bogen(R)" is a trademark of the Company which is registered in the United States and in certain foreign countries throughout the world. This trademark expires in the United States in March 2000. The company is currently taking steps to renew this trademark. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000(R)." This trademark is utilized in connection with Engineered Systems and expires in June 2001. In addition, during 1996, Bogen obtained a U.S. trademark for the mark "Speech Design(R)", which will expire on December 31, 2006 and which can be renewed at that time for an additional ten years. The Company believes that certain of these trademarks provide substantial value to the Company.

      In June 1998, Bogen was awarded a patent for the technology of its Pro Matrix(TM) amplifier product. In December 1998, Bogen was notified that its application for its Pro DRDX product (an MOH system) technology had been accepted by the Patent Office. In addition, the Company has one pending patent application for its automatic paging system technology ("APS2000") and additional pending claims for MOH. NEAR has two patents related to its speaker products, one for its MLS (Magnetic Liquid Suspension) Spiderless cone speaker expiring in 2011 and the other for an in-ground sub-woofer, which was granted in 1998, expiring in 2015.

Bogen's Research and Development

      Bogen's in-house engineering department is responsible for research and development and production engineering. In 1998, the R&D Department focused on new innovative solutions for the Telco paging market by developing the APS 2000, a call completion system, incorporating paging, voice messaging and wireless messaging into one integrated system. This system is currently in beta testing. There can be no assurance however, that Bogen will be able to complete the development of APS 2000.

      Bogen re-engineered certain products in the MOH product category and some amplifiers in the Commercial Sound product line for better performance at lower cost. Bogen also developed the Easy Install Speaker, first in a family of new products that significantly reduces design and installation time for ceiling speakers. With this and other members of the product family, telecom equipment installers, faced with rising labor costs and scarcity of trained installation personnel, will be able to enhance their productivity, efficiency and profitability.

      There can be no assurances that any new products will be able to compete with similar products offered by other manufacturers. Research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were $1,567,000, $1,665,000 and $1,865,000, respectively.

Bogen's Competition and Major Customers

      Bogen's competition varies from market to market and product to product. In areas in which it faces competition, Bogen competes on the basis of several different factors, including name recognition, price, delivery, availability, innovation and product features and quality. However, such factors vary in relative importance depending on the markets and products involved. Bogen's management has concentrated on markets in which it believes that Bogen can obtain a significant market share, be one of the top two or three suppliers or which have substantial growth potential. Bogen's key strength continues to be its distribution channels and name recognition, especially in the school market, background/foreground music market, and the security markets.

      Bogen's Telco U.S. products compete in the MOH and over-head paging niches of the Telco market. In the Music-On-Hold market, Bogen's competitors are relatively small companies that offer basic systems. Competition also comes from the many telephone system manufacturers, which offer small voice mail systems as options to their telephone equipment. Bogen's main competitors in the Message-On-Hold voice processing market are NelTech Labs, Premier, Inc., and Mackenzie Labs.

      In the over-head paging market, Bogen's main competitor is Valcom, Inc., a company which has been established in this market for several decades. Several other U.S. companies, which have been losing market share over the past few years, and several companies attempting to enter the market also compete with Bogen's over-head paging products. Bogen believes it has increased its share in recent years.

      The Commercial Sound customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market. Bogen's principal competitor at the Sound and System Contractor level is TOA Electronics, a Japanese company ("TOA"), and Bogen's principal competitor at the General Line/Master Distributor level is University Sound, a U.S. based manufacturer ("University").

      In the distributor channel, Bogen faces full line competitors such as Paso, Inc., University, Speco, Inc. and others, as well as specialized competitors such as Atlas Soundolier, Inc., Quam Nichols, Inc., Lowell, Inc., Shure Brothers, Inc., and CTI/Astatic, which market and sell products such as microphones, speakers, horns and other non-amplifier items. Bogen believes it is a leading competitor in this channel.

      At the contractor level, Bogen faces competition from many sources, including a number of overseas companies. Bogen's principal competitor at the contractor level is TOA, comprising approximately 10% of the U.S. market. TOA invests considerable effort in developing sound systems. Bogen competes with a number of other amplifier manufacturers. There are a number of comparatively small manufacturers with whom Bogen competes, whose sales and market share depend upon established reputation for quality and support and solid relationships with their account base. Bogen concentrates on customer needs to design, manufacture and market tailored packaged solutions for each particular vertical market.

      The Engineered System customer market is a highly specialized market characterized by low unit volume and high dollar sales. Bogen's principal competition comes from Rauland Borg Corp., the market leader in this area, and Dukane Corporation, each of which, like Bogen, has been in the market for several decades and has well established name recognition and distribution channels. Rauland Borg Corp. is currently the acknowledged market leader.

Backlog of Orders

      As of December 31, 1998, Bogen had a backlog of firm orders of approximately $852,000, all of which it expects to fill within 1999. As of December 31, 1997, Bogen had a backlog of firm orders of approximately $373,000, all of which were filled in 1998.

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

      In late 1995, Speech Design launched a new product family called "Memo", which consists of stand-alone non-PC based voice mail peripherals for small-to-medium PABXs. The high-end Memo-CDA model includes a CD based music and information on hold system. Memo offers full integration with most of the popular PABX models on the European market and has rapidly become one of the fastest selling voice mail systems in the 2 - 4 port (channel) category. In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (4 - 8 port) voice and call processing peripherals. In addition to higher capacity voice mail than possible with Memo, Teleserver will also offer ACD (automatic call distribution) functionality by the end of 1999. Management expects Teleserver to contribute significantly to Speech Design's strategic goal of becoming a market leader in the growing European voice processing market. There can be no assurance, however, that Speech Design will be able to complete the development of automatic call distribution for its Teleserver product, nor can there be any assurance that any new products will be able to compete with similar products offered by other manufacturers.

      In 1994, Speech Design launched a program to establish an international market presence. Speech Design signed distribution contracts with partners in ten European countries and gained entry in telecom, telegraph and telephone in most major European markets. Also on July 1, 1994, Speech Design acquired a 67% interest in Satelco AG, a Swiss company, which is a marketer of telephone peripherals and a distributor of Speech Design's and Bogen's products. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. In late 1996, Speech Design signed a distribution agreement with GEC, a partially owned Siemens subsidiary, the second largest distributor of PABX peripherals in the UK. Sales outside of Germany increased from 24% of total sales in 1996 to 26% in 1997 to 27% in 1998 and are expected to reach 40% of total sales within the next 2 to 3 years. There can be no assurance, however, that Speech Design will achieve its goals and that Speech Design's growth outside of Germany will continue.

      In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel. It has begun to assume the production of certain product lines from Speech Design, resulting in reduced manufacturing cost and tax levels. The Israeli facility was granted a 10-year income-tax exemption effective January 1, 1997.

      On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by Mr. Kasimir Arciszewski and Mr. Hans Meiler, the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8 million before acquisition costs, consisting of DM 7,570,000 (approximately U.S. $4.3 million) in cash and 458,000 restricted shares of the Common Stock.

      On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145,000, amounted to approximately $1.2 million in cash and assumption of certain liabilities. The terms of the acquisition agreement also provide for additional cash consideration up to DM 2.8 million (or approximately $1.7 million) to be paid if Digitronic's sales during the next two years exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition.

      Digitronic's flagship product, Thor, improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs"). Thor integrates fax and voice mail into an existing e-mail environment. The user can retrieve and manipulate all messages either locally, using the familiar PC-desktop or remotely, via an Internet computer, telephone or fax machine from anywhere in the world. Services such as listening to e-mails on the telephone, forwarding e-mails or faxes to a fax machine nearby, or message notification to a mobile phone are available. Thor has been sold to several major ISPs operating in Europe, including America On Line. Others are currently evaluating the system. The launch of the enterprise version, compatible with MS Exchange, Lotus Notes and other corporate e-mail servers, is planned in the first half of 1999.

Speech Design's Product Line

      Speech Design's products are in the Telco line of products and include voice mail, automated attendants, digital announcers and message/music-on-hold systems. Telco net sales provided by Speech Design were $20,352,000, $18,045,000, and $15,598,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Speech Design Telco sales amounted to 39.1%, 36.3% and 33.7% of the Company's net sales for these years.

Speech Design's Sales and Marketing

      The general market for Speech Design's products is the underdeveloped, but rapidly growing, European voice processing market for commercial and industrial end-users. According to the Company's estimates, the current penetration in Europe of applications such as voice mail is very low compared to the levels in the U.S.

      Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 50-200 employees. PABXs are multiple-line business telephone systems, which are installed at end users' businesses to facilitate internal and external communications. The PABX is an alternative to providing each employee in a company with his or her own direct line. The major manufacturers integrate Speech Design's products with their PABXs for sale to the end-user as part of a new system. The increased visibility of Speech Design's products has led to more Speech Design peripherals being sold to owners of previously installed PABXs.

      Speech Design attempts to differentiate itself both from high-end suppliers of large customized systems and suppliers of semi-professional, price-sensitive solutions for the small company sector by providing standard, high-quality, affordable and easy-to-use products for the small to mid-size PABX.

      Speech Design sells its products through resellers. In Germany, Speech Design's main customers are sales organizations of leading PABX manufacturers and major independent dealers. In other European countries, Speech Design has exclusive agreements with national distributors, which in Switzerland and the UK are Speech Design subsidiaries, which market to the reseller base in their respective territories. In the United States, Bogen is the exclusive distributor of Speech Design products. Sales to two customers of Speech Design totaled $14,050,000; each accounting for more than 10% of the Company's consolidated net sales in 1998.

      Germany

      In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Alcatel, Bosch Telecom, DeTeWe and Philips. Over 75% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people. Speech Design's own sales and technical team of 20 individuals supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency.

      Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a market entry barrier to potential competitors.

      Outside of Germany

      Speech Design utilizes exclusive national distributors in all major European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, The United Kingdom, Sweden and Switzerland). These distributors, other than Satelco AG, in which Speech Design holds approximately 67% of the equity, and Speech Design's wholly owned U.K. subsidiary, are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of PABXs. In the United States, Bogen is the designated distributor. In order to achieve the Company's planned rate of growth in export sales, Speech Design has transferred some of the marketing methods used in Germany to its other markets. There can be no assurance, however, that such methods will prove successful in achieving further growth in these markets.

Speech Design's Operations

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

      Speech Design maintains a computerized order processing and warehouse system and a level of product availability that generally enables it to deliver products in Germany on an average of three days after receipt of an order and within two weeks after receipt of an order from other countries.

Speech Design's Patents and Trademarks

      "Speech Design(TM)" is a registered trademark in Germany and the U.S. Several of Speech Design's products also have registered trademarks including:
Mozart(TM), Genius(TM), and Sissy(TM) (Germany only).

Speech Design's Research and Development

      Speech Design's in-house engineering department is responsible for research and development and production engineering of all Speech Design products. In 1998, the R&D department focused on the development of Speech Design's next generation call processing platform, Teleserver Pro. Teleserver Pro incorporates a modular suite of telecom applications, including voice mail, auto attendant, information & music on-hold and automatic call distribution. Upgrades and additional applications may be introduced over time via CD ROM and plug-in modules. Teleserver Pro is a higher-end addition to Speech Design's popular Memo line of voice mail and related products. The new system enables configurations up to 8 ports (telephone channels) and 37 hours of voice storage, making it suitable for larger businesses than served by Memo (maximum configuration: 4 ports/7hrs). Additionally, Speech Design developed Memo Lite, a low-end voice mail platform on a single board, aimed at small telephone systems of up to 15 extensions/voice mail boxes, Teleserver Pro is currently in the market introduction phase (voice mail/auto attendant/music & information on-hold), the automatic call distribution module is still being developed. Memo Lite is in beta testing.

      There can be no assurance that Speech Design will be able to complete the development of Teleserver Pro and Memo Lite, nor can there be any assurance that any new products will be able to compete with similar products offered by other manufacturers.

      Research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were $1,368,000, $926,000 and $ 1,027,000, respectively.

Speech Design's Competition

      In Germany, Speech Design is the acknowledged market leader in the small to mid-size PABX peripherals market. Speech Design's main competitor in Germany is a provider of telephone peripherals primarily at the low-end of the Speech Design product range (simple music-on-hold units and announcers). Speech Design's management believes that its new Teleserver family of voice mail, ACD and related products will increase its competitive advantage in Germany.

      There is no single dominating company in the European market for small to mid-size PABX peripherals. With the exception of Octel, Northern Telecom, Lucent and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design's competition comes from a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused in their national markets and generally cannot afford to be global players due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country. Some of Speech Design's competitors include Beyer KG (Germany), a maker of music-on-hold and announcer products, and U.S companies such as Active Voice and AVT, manufacturers of higher-end PC-based voice mail products (mainly active in the U.K.)

      Management believes that the combination of Speech Design's mid-size PABX focus, broad and unique product range and Europe-wide distribution presence may enable Speech Design to become a leading provider of telephone peripherals in many European countries. There can be no assurance, however, that such results will occur or that the Teleserver family of voice mail and related products and Thor Unified Messaging System will increase Speech Design's competitive advantage in Germany, because this industry is highly sensitive to general economic conditions and is characterized by rapid technological change. Speech Design's ability to compete successfully may depend in substantial measure on its ability to develop or acquire new or improved equipment, techniques and products and/or to modify and upgrade its existing equipment, techniques and products.

Speech Design's Backlog of Orders

      As of December 31, 1998, Speech Design had a backlog of firm orders of approximately $1,468,000, all of which it expects to fill in 1999. As of December 31, 1997, Speech Design had a backlog of firm orders of approximately $1,452,000, all of which were filled in 1998.

Strategy for Growth and Expansion

      Management of the Company is seeking to enhance shareholder value through revenue growth and cost reduction.

      The Company's plan for growth includes expansion of its core product lines through both internal and external development. Management is focused on increasing the Company's market share in each market in which it currently operates. In furtherance of this effort, the Company is implementing a new sales and marketing focus and is exploring product development and innovation through its own and others, research and development capabilities.

      The Company also plans to grow through acquisitions and joint ventures focused on opportunities which can enhance the Company's position in its core markets, have immediate near term synergies with the Company's existing operations, and provide strong management capability. The Company and Speech Design have each retained Helix Capital Services, Inc. ("Helix Services"), a successor to Helix Capital Services, LLC, to be a non-exclusive advisor in advising the Company and its domestic subsidiaries and Speech Design and its subsidiaries, respectively, on acquisition opportunities and Helix Services has targeted several potential candidates. In order to support the Company's plan of acquisition, the Company secured additional lines of credit for such purposes. In the U.S., the Company obtained a $20 million acquisition line from KeyBank N.A., and in Germany, Speech Design obtained a 15,000,000 Deutsche Mark (approximately $9,000,000) acquisition line from DG Bank, of Frankfurt, Germany.

      Also in order to further increase the Company's profitability, management continues to explore cost savings through rationalization of core product lines, re-engineering of existing products, possible overhead cost reductions and negotiating favorable agreements with its suppliers.

      There can be no assurances that the Company will be able to implement its internal growth and cost reduction plans or consummate any acquisitions or joint ventures.

Government Regulations and Industry Certifications

      The U.S. federal government regulates domestic telecommunications equipment and related industries. The federal agency vested with primary jurisdiction over the telecommunication industry is the Federal Communications Commission (the "FCC"). Many telephone peripheral producers and distributors, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy.

      The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen's products require authorization by the FCC. In addition, many of Bogen's products also require the authorization of the Underwriter's Laboratory ("UL"). All such required authorizations have been obtained. As a result of modifications and improvements to Bogen's products, Bogen will be obligated to seek new authorizations where there is a degradation in the radio frequency emissions. Failure to obtain such authorizations may preclude Bogen from selling its products in the U.S. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

      To successfully access the Canadian market, Bogen must obtain Underwriters Laboratory Canada and Canadian Standards Association authorizations for all AC powered products, which it has done for all of its current products.

      All Speech Design products have been adapted to the technical (PTT-approvals) and commercial sound requirements of West European markets. All Speech Design products carry the Community European ("CE") marking, which is the equivalent of a UL certification in the United States.

      In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. In 1996, the Quality Mark was extended to include Speech Design's Israel and U.K. subsidiaries. ISO 9001 is an internationally recognized Quality Assurance certification.

Employees

      As of December 31, 1998, the Company had approximately 186 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. Fourteen of Bogen's U.S. employees are subject to collective bargaining agreements which expire in June and September of 2000. The Company considers its relationship with its employees to be satisfactory.

Item 2.     PROPERTIES

      The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446, which is subleased from an unaffiliated third party. Bogen also maintains its principal warehouse and executive offices at that location. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and expires on December 31, 2000. Annual base rental payments over the remainder of the lease are approximately $670,000, plus taxes and other expenses.

      Speech Design leases its facilities in Munich, Germany under leases expiring in May 1999 and May 2005. It comprises of a warehouse and executive offices, covering a total of 13,500 square feet. Speech Design also has subsidiaries which have leases in Holm, Germany, Israel, the UK and Switzerland. Speech Design and subsidiaries' aggregate annual rental payments are approximately $450,000.

      NEAR leases approximately 10,500 square feet for its facility in Lewiston, Maine under a lease, which commenced on August 1, 1996 and expires on July 31, 1999. Current annual rental payments are approximately $32,000.

      Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet current needs.

Item 3.     LEGAL PROCEEDINGS

      On February 19, 1999, a complaint was filed in Landericht Dusseldorf Court (4th Civil Chamber) claiming patent infringement and unfair competition by Speech Design and its managing directors. Since the second quarter of 1998, Speech Design has been contesting the plaintiffs' patent, which is the subject of the complaint, in the German Patent Office. The case entitled Wolfgang Beyer KG and COM Electronic GmbH v. Speech Design GmbH, Hans Mieler and Kasimir Arciszewski, 4-0-87/99, is currently scheduled for a preliminary oral hearing on April 29, 1999. The plaintiffs have temporarily estimated, but have not limited, the damages at DM500,000 (or approximately $276,000) and are also requesting injunctive relief. The Company intends to defend this lawsuit vigorously and management does not believe it will have a material adverse effect on the Company.

      The Company is not aware of any other material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II

Item 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Registrant's Common Stock and Warrants currently trade on the Nasdaq National Market System ("NASDAQ") under the symbols "BOGN" and "BOGNW," respectively. Between October 7, 1993 and August 21, 1995, the Registrant's Common Stock, Warrants and Units were quoted on the OTC Bulletin Board under the symbols EGAQ, EGAQW and EGAQU, respectively. A Unit consisted of one common share and two warrants. Between August 21, 1995 and August 4, 1998, the Registrant's Common Stock, Warrants and Units were quoted on the American Stock Exchange, under the symbols BGN, BGNW and BGNE respectively. The Units were traded on the American Stock Exchange from August 21, 1995 until they were de-registered in December 1996.

      The following table sets forth the range of high and low bid prices for the Common Stock, Warrants and Units for each of the fiscal quarters during the period from January 1, 1996 through December 31, 1998, as reported by the OTC Bulletin Board. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions. Between August 21, 1995 and August 4, 1998, the quotes represent the high and low sales prices on the American Stock Exchange for BGN, BGNW and BGNE (from August 21, 1995 until the Units were de-registered in December 1996) and between August 5, 1998 and December 31, 1998 the quotes represent the high and low sales prices on the NASDAQ, under the symbols BOGN and BOGNW.

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

Common Stock             4 13/16                3 1/8
Warrants                 1 3/16                 7/16
Units                    5 7/8                  3 3/4

July 1, 1996 to September 30, 1996

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             5                      3 3/4
Warrants                 1 3/16                 9/16
Units                    4 3/4                  4 1/4

October 1, 1996 to December 31, 1996

Security                 High ($)               Low ($)
--------                 --------               -------
Common Stock             4 1/4                  2 15/16
Warrants                 15/16                  1/2
Units                    5 7/8                  3 1/2

January 1, 1997 to March 31, 1997

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             4 1/4                  3 1/8
Warrants                 15/16                  9/16

April 1, 1997 to June 30, 1997

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             5                      3 1/8
Warrants                 1 1/16                 9/16

July 1, 1997 to September 30, 1997

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             5 13/16                4 1/8
Warrants                 1 7/16                 11/16

October 1, 1997 to December 31, 1997

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             7 3/8                  4 5/8
Warrants                 2                      7/8

January 1, 1998 to March 31, 1998

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             8 15/16                6 3/8
Warrants                 3 3/8                  1 1/2

April 1, 1998 to June 30, 1998

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             9 5/16                 7
Warrants                 3 15/16                2 1/16

July 1, 1998 to September 30, 1998

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             8 1/4                  4 3/4
Warrants                 3 1/4                  1 1/64

October 1, 1998 to December 31, 1998

Security                 High ($)               Low ($)
--------                 --------               -------

Common Stock             7 1/4                  4
Warrants                 2 3/4                  1/2

      The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations. The Company's domestic line of credit the Registrant from declaring or paying any dividends on its capital stock. The Registrant does not anticipate paying any dividends on the Common Stock in the foreseeable future.

      As of March 21, 1998, there were 46 record holders of the Common Stock.

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

                      (In thousands, except per share data)

---------------------------------------------------------------------------------------

Income Statement
For the Year Ended December 31,         1998       1997      1996      1995       1994
---------------------------------------------------------------------------------------
Net sales                            $52,103    $49,779   $46,269   $44,518    $45,922
Gross profit                         $25,445    $23,094   $21,265   $17,180    $16,183
In-Process R&D                       $ 3,885       --        --        --         --
Income (loss) from operations        $ 2,730    $ 5,093   $ 3,568   $  (637)   $ 1,205
Net income                           $   342    $ 2,665   $ 2,008   $(4,543)   $  (355)
Preferred dividends                  $   900    $   178   $  --     $  --      $  --
Net income (loss) available
 to common shareholders              $  (558)   $ 2,487   $ 2,008   $(4,543)   $  (355)
Net income (loss) per common
 share - Basic and Diluted           $  (.12)   $  0.46   $  0.35   $ (1.37)   $ (0.18)
---------------------------------------------------------------------------------------

Balance Sheet
For the Year Ended December 31,         1998       1997      1996      1995       1994
---------------------------------------------------------------------------------------
Total assets(1)                      $37,747    $31,970   $31,386   $31,304    $32,866
Long-term debt (net
of current maturities)               $   227    $   212   $   370   $ 3,458    $ 5,039


      (1) Refer to footnote 2 in the consolidated financial statements for a discussion of the "Push-Down" of goodwill to Bogen.

      The Company did not pay a cash dividend on the Common Stock during any period indicated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The consolidated financial statements and the following discussion include the Registrant's 99% owned subsidiary Bogen; Bogen's wholly-owned subsidiary, BCI; BCI's wholly-owned subsidiary, NEAR; Speech Design, a wholly subsidiary of the Registrant as of May 21, 1998, when the Registrant acquired the remaining 33% equity it did not previously own; Satelco AG, a 67% owned subsidiary of Speech Design ("Satelco"); and Speech Design's wholly-owned subsidiaries, Speech Design (Israel), and Speech Design (UK), Ltd. The consolidated balance sheet as of December 31, 1998 also includes Digitronic. All significant and Speech Design's inter-company balances and transactions have been eliminated in consolidation.

      The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

NET SALES

      Net sales of $52,103,000 for 1998 increased 5% from 1997 net sales of $49,779,000. The increase primarily resulted from increased sales of $2,307,000 in the Speech Design Telco product line in particular its Memo product line. Bogen's 1998 net sales were virtually flat as compared to 1997's net sales.

      Telco net sales in 1998 amounted to $32,943,000 compared to $30,447,000 in 1997, an increase of $2,496,000 or 8.2%. The increase of Telco sales is primarily attributable to continued successful deployment of Speech Design's Memo product line in the European market. Foreign net sales amounted to $20,352,000 in 1998 as compared to $18,045,000 in 1997, an increase of 12.8%.
Foreign net sales stated in local currency increased to 35,943,000 Deutsche Marks ("DM") during 1998, or 14.7% over net sales of 31,345,000 DM for 1997. Bogen's Telco net sales in 1998 increased by 1.5% from $12,400,000 to $12,591,000.

      Net sales of Commercial Sound products amounted to $11,640,000 in 1998, an increase of 3.5%, from net sales of $11,250,000 of such products in 1997. This increase is primarily due to higher sales volume and better focus of the Company's commercial sound sales force.

      Net sales of the Engineered System line decreased $562,000 or 7.0% from $8,082,000 in 1997 to $7,520,000 in 1998. This decrease is primarily attributed to a deferment of available public funds for school technology and communications installations. Management does not expect such trend to continue in 1999.

      All of the Company's product lines are distributed domestically through Bogen. Some products are distributed in both domestic and overseas markets. European Telco distributions are made through Speech Design.

GROSS PROFIT

      The Company's gross profit in 1998 was $25,445,000, or approximately 48.8% of sales, an increase of $2,351,000,or 10.1%, compared to $23,094,000, or 46.4%
of sales, in 1997.

      Bogen's gross profit increased from $13,241,000 or 41.7% of sales in 1997 to $13,986,000 or 44.0% of sales in 1998. This increase is due primarily to a reduction of costs of direct materials resulting from successful negotiation with suppliers in late 1997 and a price increase in the second quarter of 1998 for the Engineered Systems product line.

      Speech Design's gross profit increased from $9,853,000 in 1997 to $11,459,000 in 1998. However, gross profit as a percentage of sales decreased from 54.6% to 54.0% from 1997 to 1998. The decrease in gross profit as a percentage of sales is a result of foreign currency exchange fluctuations, as there was a 3.0% increase in gross profit in local currency (DM). This increase in local currency is a result of lower material costs and product mix of higher margin product sales, primarily sales of Memo.

IN-PROCESS RESEARCH & DEVELOPMENT

      During 1998, the Company recorded a charge of $3,885,000 for the writeoff of in-process R&D acquired in connection with the Company's business acquisitions. The charge was comprised of (i) $2,905,000 as an in-process R&D charge for the purchase of the remaining 33% equity in Speech Design not previously owned by the Company and (ii) $980,000 for the acquisition of Digitronic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased by $344,000, or 2.3%, during 1998 as compared to 1997. SG&A was $15,283,000, or
29.3%, of sales in 1998 compared to $14,939,000, or 30.0% of sales, in 1997.
This increase is a result of increased personnel and professional services directly attributable to the Company's increased net sales, while slightly reducing the SG&A as a percent of net sales.

ONGOING RESEARCH AND DEVELOPMENT

      Research and Development expense ("R&D") was $2,935,000 or 5.6% of sales in 1998 compared to $2,591,000, or 5.2% of sales in 1997. This represents a $344,000 increase from 1997. The increase is primarily attributable to the development costs for Speech Design's Teleserver Pro family of products.

INTEREST EXPENSE

      Interest expense, including interest expense to related parties, was $275,000 in 1998, a decrease of $154,000 or 35.9%, as compared to $429,000 in
1997. The decrease primarily relates to the new revolving credit line BCI entered into in April 1998, which decreased BCI's borrowing rate to an average interest rate of 8% at December 31, 1998, compared to 9% at December 31, 1997.

INCOME TAXES

      The Company incurred approximately $1,909,000 in taxes, a $415,000 increase from 1997. The increase is due to increased profits, both domestic and foreign. Foreign taxes increased by $469,000, which is directly attributable to increased profits. Domestic taxes decreased by $54,000, principally reflecting the utilization of post acquisition NOL carryforwards in the amount of $363,000, offset by the preacquisition tax benefits.

RESULTS OF OPERATIONS 1997 COMPARED TO 1996

NET SALES

      Net sales of $49,779,000 for 1997 increased 7.6% from net sales of $46,269,000 for 1996. The increase in sales primarily resulted from increased sales of $4,848,000 in the Company's existing products, which includes Telco, Commercial Sound and Engineered Systems product lines. This increase was partially offset by the final phase out of the Office Automated Systems ("OAS") product line, which accounted for $214,000 and $1,552,000 of net sales for the year ended December 31, 1997 and 1996 respectively. The increased sales were primarily a result of the maturation of new products, increased sales volume of the Company's products to existing and new customers, and an increase in the sales price in the Engineered Systems product line.

      Telco net sales in 1997 amounted to $30,233,000 compared to $28,720,000 in 1996 an increase of $1,513,000 or 5.3%. The increase of Telco sales is primarily attributable to continued successful deployment of the Company's voicemail and MOH products in the European market. Foreign net sales increased from $15,582,000 in 1996 to $18,045,000 in 1997, an increase of 15.8%. Foreign net sales stated in local currency increased to 31,345,000 Deutsche Marks ("DM") during 1997, or 33.6% over net sales of 23,467,000 DM for 1996.

      Net sales of Commercial Sound products amounted to $11,250,000 in 1997, an increase of $1,935,000, or 20.8%, from net sales of $9,315,000 of such products in 1996. This increase was primarily due to the inclusion of NEAR products since July 1997, the date of acquisition, which are sold through the Commercial Sound product line and amounted to $804,000 in 1997, as well as an increase in the number of units sold due to an aggressive sales and marketing plan implemented in early 1997.

      Net sales of the Engineered System line increased $1,400,000 or 21.0% from $6,682,000 in 1996 to $8,082,000 in 1997. This increase of $1,400,000 or 21.0%
from $6,682,000 in 1996 to $8,802,000 in 1997. This increase of $1,400,000 is primarily attributed to the maturation of the MULTICOM-DCS product which was introduced in late 1996, as well as an average of a 3% price increase during 1997.

GROSS PROFIT

      The Company's gross profit in 1997 was $23,094,000, or approximately 46.4% of sales, an increase of $1,829,000, compared to $21,265,000, or approximately 46% of sales, in 1996.

      The increase in gross profit is attributable to the following cost reduction measures which were implemented at varying points during 1997: (i) a reduction in the cost of direct materials due to successful renegotiations with suppliers in the latter part of 1996; (ii) organizational changes which were aimed at profit enhancement, which were implemented in the beginning of 1997;
(iii) elimination of lower margin products and (iv) price increases on some of Bogen's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased by $579,000, or 4.0%, during 1997 as compared to 1996. SG&A was $14,939,000 or 30%
of sales, in 1997 compared to $14,360,000, or 31% of sales, in 1996. This increase is a result of increased personnel and professional services directly attributable to the Company's increased net sales. This increase was partially offset by decreased commissions paid to outside representatives since sales are now consummated by Bogen employees for the Engineered Systems product line.

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

INTEREST EXPENSE

      Interest expense, including interest expense to related parties, was $429,000 in 1997, a decrease of $239,000, or 35.8%, as compared to $668,000 in
1996. The decrease primarily relates to the revolving credit line BCI entered into in February 1997, which decreased BCI's borrowing rate to 9% at December 31, 1997, compared to 11% at December 31,1996, as well as the final repayment of a $500,000 note to Geotek on July 3, 1997, which accrued interest at 11% per annum.

INCOME TAXES

      The Company incurred approximately $1,494,000 in taxes, a $939,000 increase from 1996. The increase is due to increased profits, both domestic and foreign. Foreign taxes increased by $500,000 which is directly attributable to increased profits. Domestic taxes increased by $439,000 principally reflecting the utilization of preacquisition tax benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

      During 1998, the Company focused its efforts on long-term growth by strengthening its profitable product lines. Cash utilization focused on current working capital requirements, the paydown of related party debt and subordinated notes, and the purchase of equipment and leasehold improvements.

     The Company's operating activities generated $7,091,000 of cash. The Company's net income of $342,000 includes net non-cash charges of $5,865,000, which principally consisted of: (i) purchased in-process research and development of $3,885,000, (ii) depreciation and amortization of $1,487,000;
(iii) an increase in reserves for accounts receivable and inventory obsolescence of $269,000; (iv) minority interest of consolidated subsidiaries of $254,000;
(v) acquired tax benefits charged to goodwill of $440,000 and (vi) was offset partially by deferred income taxes of $470,000. Additionally, accounts receivable increased by $652,000 and inventory increased by $194,000, accounts payable increased by $364,000, and net changes in other operating assets and liabilities amounted to $326,000.

      Net cash expended for investing activities amounted to $7,078,000 in 1998, consisting $1,082,000 for the purchase of equipment and fixed assets, $4,797,000 for the purchase of the 33% minority interest in Speech Design and $1,199,000 for the acquisition of Digitronic.

      Net cash provided by financing activities amounted to $30,000. The Company paid down $797,000 of debt. The Company received $827,000 from the sale of certain equities, principally warrants and stock option conversions.

      As of December 31, 1998, the Company's total liabilities were $10,692,000, of which $9,087,000 is due and payable within one year.

      In August 1995, BCI was extended a $10 million domestic bank revolving line of credit for a two year term expiring August 1997. Advances were at an interest rate of 2% to 2.75% over the lender's prime rate. In August 1995, in connection with the Company's acquisition of Bogen and Speech Design, Geotek also agreed to provide Bogen with a working capital line of credit for two years in the aggregate principal amount of $2 million. Amounts drawn under the line accrued interest at 1% per annum above the rate Bogen paid for its then largest credit facility. This agreement expired in connection with the repurchase of Geotek shares.

      In the first quarter of 1997, BCI entered into a revolving credit facility with a bank, which was scheduled to mature on February 5, 1999, replacing BCI's existing $10 million line of credit. The facility provided, subject to certain terms and conditions, for borrowings up to a maximum of $7 million with a $700,000 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances subject to limits based on eligible accounts receivable and inventory. Borrowings under the facility were available for working capital and general corporate purposes and accrued interest at the bank's prime rate plus
 .50%.

      On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces the previous facility. The New Facility provides, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line. The New Facility bears interest at either the bank's prime rate or, at the borrower's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The New Facility as collateralized by substantially all the domestic assets of the Company and guaranteed by Bogen.

      Speech Design has credit lines and overdraft facilities of approximately 6,000 Deutsche Marks ("DM") (or approximately $3.5 million) from three area banks. Speech Design's short term lines of credit are collaterized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a $9 million (15 million Deutsche Mark) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

      As of December 31, 1998, Bogen had short-term domestic borrowings outstanding under the New Facility of $462,000, all of which was under the working capital line.

      At December 31, 1998 Speech Design had short term lines of credit and overdraft facilities of $3,780,000, of which short term borrowings amounted to $1,382,000. The amounts available under these credit lines were $2,398,000 at December 31, 1998, with rates tied to short-term bank notes and Euromarket loans. At December 31, 1998 interest rates on these short term lines ranged from 4.0% to 7.85%. There were no borrowings under the acquisition credit facility.

      The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

INFLATION

      Inflation did not have a material effect on the Company's results during the periods discussed herein.

CURRENCY FLUCTUATIONS

      Approximately 39% of the Company's revenues are derived outside of the United States, primarily in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 1998, the Deutsche Mark exchange rate has averaged at the rate of $1.7584 to the U.S. dollar, with a low of 1.6136 and a high of 1.8535. This represent a 14.87% movement of the DM vs. the U.S. dollar throughout the year.

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

      The Company has prioritized its IT systems into three categories: critical, necessary or other. The Company currently expects that critical and necessary systems, the loss or failure of which could result in a serious disruption of revenue or serious processing delay, respectively, will be Y2K complaint by the third quarter of 1999, with modifications to the existing software and or conversions to new software. The Company currently expects that the remainder of the Company's IT systems will be Y2K compliant within such timeframe or shortly thereafter. There can be no assurance, however, that the Company's critical, necessary and other IT systems will become Y2K compliant by the projected time.

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

      Currently, management estimates that the Company will expend up to $1,000,000 (including capital lease obligations) on system upgrade and replacement projects, which upgrades and replacements will, among other things, make the Company's IT systems Y2K compliant. Most of these upgrades, and the costs relating thereto, will be made in 1999. Y2K remediation programs and ongoing systems upgrade and replacement projects are funded through the Company's operations.

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

ECONOMIC ENVIRONMENT-ASIA

      Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. During 1997 and 1998, the affects of the adverse economic conditions in the Republic of South Korea and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the Won, high interest rates and a general reduction in spending throughout the region. The Company is currently monitoring this situation closely and will take all measures within its control to ensure that production of the Company's products will continue without interruption. Should production by the Company's suppliers be curtailed, the Company believes suitable suppliers in other parts of the world will be available to satisfy its production requirements. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting in material adverse effects on the Company's results of operations.

OTHER

     In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 will be effective for the Company's fiscal year beginning January 1, 2000. The Company has not yet determined the impact of the adoption of SFAS No. 133 on the consolidated financial statements.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company's debt and credit facilities. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 1998.

     The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1998. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 1998. Changes in the LIBOR and Prime interest rates during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR and Prime interest rates will increase or decrease annual interest expense for the Company by approximately $22,250 based on the debt outstanding as of December 31, 1998. Further information specific to the Company's debt is presented in Note 7 to the consolidated financial statements.

                                                                    Year of Maturity
Description                Estimate Fair Value   Carrying Amount         1999
-----------                -------------------   ---------------    ----------------
Revolving credit facility    $2,225,000          $2,225,000           $2,225,000
Variable Interest Rate
-     Prime                                                                 7.75%
-     LIBOR                                                                 7.06%
-     LIBOR-Germany                                                         5.00%
Advances and notes payable
to third party                 $227,000            $227,000
-     Swiss variable interest rate                                         4.25%*

*See note 8 to the financial statements.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

      (a) The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The US operations, are engaged in the development and manufacturing of sound processing and telecommunication products in the United States (Bogen) and the foreign operations, through Speech Design, are engaged in the development, manufacturing and marketing of telephone peripheral hardware utilizing digital voice processing technologies.

      Financial information regarding the breakdown of the Company's foreign and domestic operations is disclosed in note 17 to the Company's Consolidated Financial Statements.

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter 1998.

      (c)   Exhibits

      The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

      Exhibit
        No.         Description
      -------       -----------

        3.1         Certificate of Incorporation. (1)

        3.2         By-laws. (1)

         3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995. (2)

         3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995. (3)

         4.1        Form of Common Stock Certificate. (1)

         4.2        Form of Warrant Certificate. (1)

         4.3        Unit Purchase  Option Granted to GKN Securities  Corp. (1)

         4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

         4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)

        *4.6        Amendment to Unit Purchase Option Granted to GKN Securities
                    Corp.

        10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules) (1)

        10.2 Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)

        10.3 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. (6)

        10.4 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau. (9)

        10.5 Stock Purchase Agreement, dated November 26, 1997, between the Company and Geotek. (7)

        10.6 Convertible Preferred Stock Purchase Agreement, dated November 26, 1997, between the Company and the Investors.
                    (7)

        10.7 Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

        10.8 Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

        10.9 Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

        10.10 Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

        10.11 Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC. (7)

        10.12 Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC. (7)

        10.14 Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc. (8)

        10.15 Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC.
                    (8)

        10.16 Share Transfer Agreement, dated May 20, 1998, by and among Bogen Communications International, Inc., Kasimir Arciszewski and Hans Meiler. (10)

        10.17 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski. (10)

       *10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler.

        10.19 Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association. (10)

        10.20 Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (10)

        10.21 Guaranty of Payment and Performance, dated April 21, 1998, by New England Audio Resource Corp. (10)

        10.22 Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association. (10)

        10.23 Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association. (10)

        10.24 Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association. (10)

        10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association. (10)

        10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

        10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

        10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association.
                    (10)

        10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (10)

       *10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bak.

       *10.31 Amended and Restated Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Helix Capital Services, Inc. and Bogen Communications International, Inc.

       *10.32 Mergers and Acquisition Engagement Agreement, dated as of October 1, 198, between Speech Design GmbH and Helix Capital Services, Inc.

        *21.1       Subsidiaries of the Company

        *23.1       Consent of KPMG LLP

        *23.2       Consent of Coopers and Lybrand L.L.P.

        *27         Financial Data Schedule
-------------

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

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                           Pages
                                                                           -----
Financial Statements:

   Reports of Independent Auditors                                         F-1

   Consolidated Balance Sheets as of December 31, 1998 and 1997            F-3

   Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996                                      F-4

   Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996                  F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                      F-6

   Notes to Consolidated Financial Statements                              F-7

The following consolidated financial statement schedules of Bogen Communications International, Inc. are included in Item 14(a)2:

   I. Condensed Financial Information of Bogen Communications International, Inc. (Parent Company Only)
  II.  Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS'REPORT

The Stockholders and Board of Directors
Bogen Communications International, Inc.:

We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 1998 and 1997 and for each of the years in the two-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for 1998 and 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements and financial statement schedules of Speech Design GmbH, as of and for the year ended December 31, 1997, a then 67% owned subsidiary, which financial statements reflect total assets constituting 21% and total revenues constituting 36% of the related consolidated totals. Those financial statements and financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Speech Design GmbH, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedules for 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Short Hills, New Jersey
March 8, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Bogen Communications International, Inc.:

We have audited the accompanying consolidated financial statements and financial statement schedules of Bogen Communications International, Inc. and Subsidiaries (formerly European Gateway Acquisition Corp.) (the "Company") as of and for the year ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bogen Communications International, Inc. and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

March 7, 1997
New York, New York

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31,1998 and 1997
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                                    1998        1997
                                                                                  --------    --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $  1,048    $    964
Accounts receivable (less allowance for doubtful amounts of $424 and $376
        at December 31, 1998 and 1997, respectively)                                 5,889       6,291
Inventories, net                                                                     8,229       8,285
Prepaid expenses and other current assets                                              759         468
Deferred income taxes                                                                  470          --
                                                                                  --------    --------
        TOTAL CURRENT ASSETS                                                        16,395      16,008
Property and equipment, net                                                          2,414       2,136
Goodwill and intangible assets, net                                                 18,740      13,569
Other assets                                                                           198         257
                                                                                  --------    --------

TOTAL ASSETS                                                                      $ 37,747    $ 31,970
                                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                              $  2,225    $  2,891
Accounts payable                                                                     2,060       2,376
Accrued expenses                                                                     3,634       3,090
Income taxes payable                                                                 1,168         238
Preferred dividends payable                                                             --         178
                                                                                  --------    --------
        TOTAL CURRENT LIABILITIES                                                    9,087       8,773

Advances and notes payable to related parties                                          227         212
Deferred income taxes                                                                1,100          --
Other liabilities                                                                      278         433
Minority interest                                                                       --       1,130
                                                                                  --------    --------
        TOTAL LIABILITIES                                                           10,692      10,548
                                                                                  --------    --------

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 1998; 200,000 shares issued and outstanding at
  December 31, 1997                                                                     --          --

Common  stock -$.001 par value; 50,000,000 shares authorized; 6,654,471 and
        2,118,226 shares issued and outstanding at December 31, 1998 and 1997,
        respectively                                                                     7           2
Additional paid-in-capital                                                          29,433      23,468
Accumulated deficit                                                                 (2,248)     (1,690)
Other accumulated comprehensive income                                                (137)       (358)
                                                                                  --------    --------

TOTAL STOCKHOLDERS' EQUITY                                                          27,055      21,422
                                                                                  --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 37,747    $ 31,970
                                                                                  ========    ========

       The accompanying notes are an integral part of these consolidated financial statements.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31,1998,1997 and 1996
         (in Thousands of Dollars, Except Share and Per Share Amounts)



                                                                                  1998          1997            1996
                                                                              -----------    -----------    -----------
Net sales                                                                     $    52,103    $    49,779    $    46,269
Cost of goods sold                                                                 26,658         26,685         25,004
                                                                              -----------    -----------    -----------
        Gross profit                                                               25,445         23,094         21,265

Operating expenses:
        Research and development                                                    2,935          2,591          2,892
        Purchased in-process research and development                               3,885             --             --
        Selling, general and administrative                                        15,283         14,939         14,360
        Amortization of goodwill and intangible assets                                612            471            445
                                                                              -----------    -----------    -----------
Income from operations                                                              2,730          5,093          3,568

Other (income) expenses:
        Interest expense, net                                                         275            414            596
        Interest expense to related parties                                            --             15             72
        Minority interest of consolidated subsidiaries                                254            537            337
        Other income                                                                  (50)           (32)            --
                                                                              -----------    -----------    -----------
Income before provision for income taxes                                            2,251          4,159          2,563
Provision for income taxes                                                          1,909          1,494            555
                                                                              -----------    -----------    -----------
Net income                                                                            342          2,665          2,008
Preferred dividends                                                                   900            178             --
                                                                              -----------    -----------    -----------
Net income (loss) available to common shareholders                            $      (558)   $     2,487    $     2,008
                                                                              ===========    ===========    ===========

Basic net income (loss) per common share                                      $     (0.12)   $      0.46    $      0.35
                                                                              ===========    ===========    ===========

Diluted net income (loss) per common share                                    $     (0.12)   $      0.46    $      0.35
                                                                              ===========    ===========    ===========
Weighted average number of common
        shares outstanding-basic and diluted                                    4,502,547      5,399,199      5,759,075
                                                                              ===========    ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                             Preferred Stock             Common Stock            Additional
                                                          Number of                 Number of                      Paid-In
                                                           Shares        Amount       Shares        Amount         Capital
                                                          ---------      ------     ---------     -----------    -----------
Balance at December 31, 1995                                 --            --        5,759,350    $         6    $    19,175

Restructuring of $3,000 related party
        note with related interest                           --            --             --             --            2,602
Repurchased and cancelled common
        stock                                                --            --             (500)          --               (3)
Comprehensive income:
        Net income                                           --            --             --             --             --
        Translation adjustments                              --            --             --             --             --
        Comprehensive income                                 --            --             --             --             --
                                                         --------       -------      ---------    -----------    -----------
Balance at December 31, 1996                                 --            --        5,758,850    $         6         21,774

Sale of Preferred Stock                                   200,000          --             --             --           20,000
Acquisition and refirement of Common Stock held by
        Geotek, including acquisition costs of $250          --            --       (3,701,919)            (4)       (18,746)
Sale of Common Stock and Warrants                            --            --           61,295           --              440
Preferred dividends                                          --            --             --             --             --
Comprehensive income:
        Net income                                           --            --             --             --             --
        Translation adjustments                              --            --             --             --             --
        Comprehensive income                                 --            --             --             --             --
                                                         --------       -------      ---------    -----------    -----------
Balance at December 31, 1997                              200,000          --        2,118,226    $         2    $    23,468

Purchase of Speech Design minority interest                  --            --          458,000              1          4,064
Conversion of Preferred Stock and related dividends      (200,000)         --        3,921,477              4          1,074
Sale of Common Stock                                         --            --          156,768           --              862
Acquisition costs of Common Stock held by Geotek             --            --             --             --              (35)
Preferred dividends                                          --            --             --             --             --
Comprehensive income
        Net income                                           --            --             --             --             --
        Translation adjustments                              --            --             --             --             --
        Comprehensive income                                 --            --             --             --             --
                                                         --------       -------      ---------    -----------    -----------
Balance at December 31, 1998                                 --            --        6,654,471    $         7    $    29,433
                                                         ========       =======      =========    ===========    ===========

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                         Accumulated
                                                                            Other
                                                          Accumulated   Comprehensive
                                                            Deficit         Income         Total
                                                          -----------   -------------   -----------
Balance at December 31, 1995                              $    (6,185)   $       147    $    13,143

Restructuring of $3,000 related party
        note with related interest                               --             --            2,602
Repurchased and cancelled common
        stock                                                    --             --               (3)
Comprehensive income:
        Net income                                              2,008           --             --
        Translation adjustments                                  --             (174)          --
        Comprehensive income                                     --             --            1,834
                                                          -----------    -----------    -----------
Balance at December 31, 1996                              $    (4,177)   $       (27)   $    17,576

Sale of Preferred Stock                                          --             --           20,000
Acquisition and refirement of Common Stock held by
        Geotek, including acquisition costs of $250              --             --          (18,750)
Sale of Common Stock and Warrants                                --             --              440
Preferred dividends                                              (178)          --             (178)
Comprehensive income:
        Net income                                              2,665           --             --
        Translation adjustments                                  --             (331)          --
        Comprehensive income                                     --             --            2,334
                                                          -----------    -----------    -----------
Balance at December 31, 1997                              $    (1,690)   $      (358)   $    21,422

Purchase of Speech Design minority interest                      --             --            4,065
Conversion of Preferred Stock and related dividends              --             --            1,078
Sale of Common Stock                                             --             --              862
Acquisition costs of Common Stock held by Geotek                 --             --              (35)
Preferred dividends                                              (900)          --             (900)
Comprehensive income:
        Net income                                                342           --             --
        Translation adjustments                                  --              221           --
        Comprehensive income                                     --             --              563
                                                          -----------    -----------    -----------
Balance at December 31, 1998                              $    (2,248)   $      (137)   $    27,055
                                                          ============   ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                        1998      1997       1996
                                                        -----    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 342    $ 2,665    $ 2,008
   Adjustments to reconcile net income to net
   cash provided by operating activities:
        Depreciation and amortization                     875        861        978
        Amortization of goodwill and intangible assets    612        471        445
        Provisions for doubtful accounts and
           inventory obsolescence                         269       (703)    (1,362)
        Utilization of pre-acquisition tax benefits
          charged to goodwill                             440        439         --
        Deferred income taxes                            (470)        --         --
        Purchased in-process research and development   3,885         --         --
        Minority Interest                                 254        537        337
   Change in operating assets and liabilities
           (net of effects from acquisitions):
        Accounts receivable                               652        118     (1,703)
        Inventories                                       194     (1,315)     2,269
        Prepaid expenses and other current assets        (170)       260       (532)
        Payables and accrued expenses                     364     (1,078)    (1,040)
        Other                                            (156)      (137)      (138)
                                                      -------    -------    -------
   Net cash provided by operating activities            7,091      2,118      1,262
                                                      -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements    (1,082)      (953)    (1,017)
   Acquisition of minority interest in Speech Design   (4,797)        --         --
   Acquisition of Digitronics                          (1,199)        --         --
   Acquisition of New England Audio Resource, Inc.          -       (242)        --
   Acquisition of investments and intangibles              --         --       (102)
   Other                                                   --         --         18
                                                      -------    -------    -------
   Net cash used in investing activities               (7,078)    (1,195)    (1,101)
                                                      -------    -------    -------

CASH FLOW FROM FINANCING ACTIVITIES
   Acquisition of common stock held by Geotek              --    (18,500)        --
   Proceeds from sale of preferred stock, common
     stock and warrants                                   862     20,440         --
   Acquisition costs of common stock held by Geotek       (35)      (250)        --
   Amounts paid to non-related parties, net                --         --       (161)
   Amounts (paid) borrowed under revolving credit
     agreements                                          (797)    (1,506)        23
   Dividend paid by subsidiary to minority
     shareholders                                          --         --       (294)
   Advances and notes payable - related parties            --       (879)      (341)
                                                      -------    -------    -------
   Net cash provided by (used in) financing activities     30       (695)      (773)
                                                      -------    -------    -------
   Effects of foreign exchange rate on cash                41       (149)       221
                                                      -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           84         79       (391)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            964        885      1,276
                                                      -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 1,048    $   964    $   885
                                                      =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                             $   291    $   496    $   609
   Cash paid for income taxes                           1,154        490      2,175                             --         --
NON CASH FINANCING ACTIVITIES
   Preferred stock dividends accrued                       --        178         --
   Common stock issued to pay current
     and accrued dividends                              1,078         --         --
   Restructuring of $3,000 related party note and
     related interest                                      --         --    $ 2,602

       The accompanying notes are an integral part of these consolidated financial statements.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

1. ORGANIZATION

Bogen Communications International, Inc. (and, together with its subsidiaries, the "Company") is engaged in the development, manufacturing and marketing of sound and communication products. Product lines sold by the Company include:
Telephone Paging Products ("Telco"), Commercial Audio Products ("Commercial Sound") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the northeastern United States, Germany, England, Switzerland and Israel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("130"); BCI's whollyowned subsidiary, New England Audio Resource Corp. ("NEAR"); the Company's whollyowned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., Speech Design (UK), Ltd. and Digitronic Computersysterne GmbH ("Digitronic"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In May 1996, the Company and Geotek amended the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due and paid in July 1997, (ii) the contingent consideration formula was revised, and
(iii) Geotek was granted an option to purchase from the Company, at any time through October 31, 1997, $3,000 worth of common stock with exercise prices ranging from

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)


100% to 65% of market price, depending on the date of exercise. The option expired on October 31, 1997 and no contingent consideration was required to be paid.

On November 26, 1997, the Company acquired and retired all of the outstanding common stock and warrants held by Geotek for an aggregate purchase price of $18,500. The total common shares and warrants acquired amounted to 3,701,919 and 200,000, respectively. In connection with the transaction, the Company cancelled all outstanding options held by Geotek, terminated all financing arrangements with Geotek and reconstituted its Board of Directors effectively severing all ties with Geotek. Financing for the transaction was obtained through the sale of 200,000 shares of Preferred Stock to a group of investors. On July 1, 1998, the Company converted the outstanding convertible preferred stock and related accrued dividends into 3,921,477 shares of Common Stock (see Note 11).

Revenue Recognition

Sales, net of expected returns, are recognized upon shipment.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired in purchase transactions. Goodwill also includes the effect of push-down accounting, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over a period of 20 to 40 years. The Company periodically evaluates the recoverability of goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations.

Cash and Cash Equivalents

Cash includes cash on-hand and all highly-liquid debt instruments purchased with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. The estimated useful lives used in computing depreciation of plant and equipment are:

      Machinery, equipment and tooling       3-10 years
      Furniture and office equipment          5-7 years
      Leasehold improvements                    5 years or remaining lease term

Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)


deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) Per Common Share

Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares for the periods presented.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per common share are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as if the fair value method had been applied.

Credit Risk

The Company develops, manufacturers, markets and sells commercial audio, paging, communications and other equipment and telecommunications peripherals. The Company performs on-going credit evaluations of its customers. The accounts receivable resulting from its sales transactions generally are not collateralized. The Company provides reserves for potential losses from these receivables.

Translation of Foreign Currencies

Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of subsidiary financial statements denominated in foreign currency are accumulated in a separate component of other comprehensive income. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in operations as incurred.

Fair Value of Financial Instruments and Derivatives

The recorded amount of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and advances, approximates fair value due to the short-term maturities of certain of these assets and liabilities and the variable interest rate of others.

The Company enters into foreign currency forward contracts on a limited basis that are qualifying hedges against identifiable foreign currency commitments. The Company does not purchase or hold foreign currency contracts for trading or speculative purposes.

The Company purchased short-term foreign currency forward contracts near the end of December 1998 with notional amount of DM3 million. The fair market value of such contracts at December 31, 1998 approximates their carrying value.


Comprehensive Income

On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of stockholder's equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

Segment Information

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign) and follows the requirements of FAS No. 13 1, "Disclosures about Segments of an Enterprise and Related Information."

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

Reclassifications

Certain 1997 and 1996 balances have been reclassified to conform with the current year presentation.

3. Acquisitions

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

On May 20, 1998, the Company acquired the remaining 33% equity interest in Speech Design not previously owned by the Company. As a result of this acquisition, Speech Design became a wholly-owned subsidiary of the Company. The aggregate purchase price of $8,845, including direct acquisition costs (estimated at $482), consisted of approximately $4,780 in cash and 458,000 shares of common stock of the Company valued at approximately $4,065 ($8.875 per share). The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $2,905 to purchased in-process research and development which has been reflected as a charge in the accompanying consolidated statement of operations for year ended December 31, 1998. Other intangible assets acquired include existing technology, tradenames, workforce and goodwill totaling approximately $4,653.

On December 31, 1998, the Company, through its wholly-owned subsidiary Speech Design, acquired Digitronic. Digitronic is in the business of Unified Messaging and Internet communications. The aggregate purchase price, including direct costs of $145, amounted to $1,199 in cash and assumption of certain liabilities. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $980 to purchased in-process research and development which has been reflected as a charge in the accompanying consolidated statement of operations for the year ended December 31, 1998. Other intangible assets acquired include existing technology, trade names and workforce totaling approximately $424. The terms of the acquisition agreement also provide for additional consideration to be paid if Digitronic's sales during the next two years exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition. Such additional consideration will be paid in cash and goodwill will be increased by the additional consideration when paid.

The following table presents unaudited pro forma results of operations as if the acquisition of the minority interest of Speech Design had occurred on January 1, 1997. The pro forma impact of the acquisition of Digitronic on December 31, 1998 is not considered material. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented which may occur in the future. The pro forma imformation below does not include nonrecurring in-process research and development charges of $3,885.

                                                        Year ended December 31,
                                                        -----------------------
                                                            1998        1997
                                                          ------      ------
Revenues                                                $ 52,103    $ 49,779
Net income                                                   578       2,924
Net income (loss) available to common shareholders          (322)      2,746
Net income (loss) per common share - Basic and Diluted      (.07)        .47

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

4. Inventories

Inventories, at the lower of cost or market and valued on a first in, first out basis, as of December 31, 1998 and 1997, are as follows:

                                                           1998             1997
                                                         ------           ------
Raw materials and supplies                               $2,490           $1,874
Work in progress                                            880              742
Finished goods                                            4,859            5,669
                                                         ------           ------
                                                         $8,229           $8,285
                                                         ======           ======

5. Property and Equipment

Property and equipment at December 31, 1998 and 1997 is comprised of the following items:

                                                             1998          1997
                                                           ------        ------
Machinery, equipment and tooling                           $4,847        $4,111
Furniture and office equipment                              2,169         1,669
Leasehold improvements                                        807           760
                                                           ------        ------
                                                            7,823         6,540
Less: accumulated depreciation and
      amortization                                         (5,409)       (4,404)
                                                           ------        ------
                                                           $2,414        $2,136
                                                           ======        ======


Depreciation and amortization expense was approximately $875, $861 and $978 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following, at December 31, 1998 and 1997:

                                                          1998             1997
                                                      --------         --------
Goodwill                                              $ 20,622         $ 16,137
Other intangibles                                        1,399              101
                                                      --------         --------
                                                        22,021           16,238
Less: accumulated amortization                          (3,281)          (2,669)
                                                      --------         --------
                                                      $ 18,740         $ 13,569
                                                      ========         ========

As explained above in Note 2, the acquisition of Bogen and Speech Design was accounted for as a reverse acquisition by Geotek. No goodwill was recorded in connection with that transaction.

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

Goodwill in the amount of $236 represents the excess of cost over the fair value of net assets acquired in the acquisition of NEAR. This goodwill is being amortized using the straight-line method over 20 years.

Goodwill in the amount of $3,779 represents the excess of cost over the fair value of net assets acquired as a result of the acquisition of the remaining 33% interest in Speech Design in May 1998. This goodwill is being amortized using the straight-line method over 20 years. Other intangible assets acquired totaled $874. These assets include existing technology, trade names and workforce and are being amortized over an average period of 15 years.

Other intangible assets acquired as a result of the acquisition of Digitronic totaled $424. These assets, which are being amortized an average of over 15 years, include existing technology trade names and workforce.

Amortization of goodwill and other intangibles was approximately $612, $471 and $445 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. Revolving Credit Agreements

In August 1995, BCI, a wholly owned subsidiary of Bogen, extended a $10,000 domestic revolving senior line of credit for a two year term expiring August 1997. The line was collateralized by substantially all the assets of Bogen and was guaranteed by Geotek. Advances were at an interest rate of 2% to 2.75% over the lender's prime rate. At December 31, 1996, the lender's prime rate was 8.25%. Advances to Bogen were made based on a percentage of accounts receivable and inventory. As of December 31 1996, Bogen had short term borrowings of $1,545.

In the first quarter of 1997, BCI entered into a revolving credit facility (the "Facility") with a bank, which was scheduled to mature on February 5, 1999. The Facility provided, subject to certain terms and conditions, for borrowings up to a maximum of $7,000 with a $700 sub-limit for letters of credit, unreimbursed time drafts and/or bankers acceptances, and was limited to specified levels of eligible accounts receivable and inventory. Borrowings under the Facility were available for working capital and general corporate purposes and accrued interest at the bank's prime rate plus .50% (9.00% at December 31,1997). Obligations under the Facility were collateralized by all of the accounts receivable, inventory property and equipment, and general intangibles of BCI and was guaranteed by the Company. The Facility contained certain covenants, which limited the ability of BCI to declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock,

On April 21, 1998, BCI and the Company, entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces the previous Facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At December 31, 1998, $462 was outstanding under the New Facility.

As of December 31, 1998 and 1997, Bogen had short-term domestic borrowings outstanding under the working capital line of $0 and $737, respectively. The amount available under the credit line at December 31, 1997 based upon accounts receivable and inventory was $4,204. The amount available under the working capital line at December 31, 1998 was $7,000.

Speech Design has credit lines and overdraft facilities of approximately 6,000 Deutsche Marks ("DM"), or $3,500, from 3 banks. Speech Design's short term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory.

During the third quarter of 1998, Speech Design secured a $9 million (15 million Deutsche Mark) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate which was 3.0% at December 31, 1998.

At December 31, 1998 and 1997, Speech Design had short term lines of credit and overdraft facilities of $3,780 and $3,988, respectively, of which short term borrowings amounted to $1,763 and $2,154, respectively. The amounts available under these credit lines were $2,017 and $1,834 at December 31, 1998 and 1997, respectively, with rates

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

tied to short-term bank notes and Euromarket loans. Speech Design's short term lines of credit are collaterized. by all of Speech Design's accounts receivable and inventory. At December 31, 1998 interest rates on these short term lines ranged from 4.0% to 7.85%. There were no borrowings under the acquisition credit facility.

Total outstanding revolving lines of credit are summarized as follows at December 31, 1998 and 1997:

                                                             1998           1997
                                                           ------         ------
Domestic Lines of Credit Utilized                          $  462         $  737
Foreign Lines of Credit Utilized:
        Speech Design                                       1,580          2,017
        Satelco                                               183            137
                                                           ------         ------
                                                           $2,225         $2,891
                                                           ======         ======

8. Advances and Notes Payable to Related Parties

Advances and notes payable to related parties at December 31, 1998 and 1997 consist of the following:

                                                             1998          1997
                                                            -----         -----
Loan from related party (at Zurich Key
  Bank rate)                                                $ 227         $ 212
Other notes payable                                             2             6
                                                            -----         -----
                                                              229           218
Less: current maturities                                       (2)           (6)
                                                            -----         -----
                                                            $ 227         $ 212
                                                            =====         =====
Loan from Related Party

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

Advances from Geotek

Previous advances from Geotek had consisted of net non-interest bearing advances made to Bogen, which were paid in full during 1997.

Loan from Speech Design Shareholders

The Company had entered into a loan agreement with Speech Design's minority shareholders which was to mature on December 31, 1999. Interest was paid in quarterly installments and was charged at 2% over the German discount rate. The note was paid in full during 1997.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

9. Income Taxes

The Company's pre-tax book income (loss) is as follows for the years ended December 31, 1998, 1997 and 1996:

                                               1998           1997          1996
                                            -------        -------       -------
Domestic U.S. operations                    $(1,579)       $ 1,966       $ 1,322
Foreign operations                            3,830          2,193         1,241
                                            -------        -------       -------
        Total                               $ 2,251        $ 4,159       $ 2,563
                                            =======        =======       =======

The components of income tax expense are as follows for the years ended December 31, 1998, 1997 and 1996:

                                                   1998         1997        1996
                                                -------      -------     -------
Current income tax                              $ 1,832      $ 1,055     $   555
Utilization of acquired tax benefits                440          439        --
  credited to goodwill
Deferred income tax benefit                        (363)        --          --
                                                -------      -------     -------
  Total income tax expense                      $ 1,909      $ 1,494     $   555
                                                =======      =======     =======


The difference between the provision for income taxes computed at the U.S. Federal statutory rate and the provision as reported are as follows:

                                                   1998        1997        1996
                                                -------     -------     -------
Provision at US statutory rate                  $   765     $ 1,414     $   871
State tax expense                                   149        --          --
Non-deductible expenses                             207         151         338
Change in valuation allowance                    (1,321)       (820)       (793)
Foreign taxes greater than U.S. taxes               230         307         162
Utilization of acquired tax benefits
  credited to goodwill                              440         439        --
In-process research and development               1,321        --          --
Other                                               118           3         (23)
                                                -------     -------     -------
  Tax provision as reported                     $ 1,909     $ 1,494     $   555
                                                =======     =======     =======

The Company has net operating loss ("NOL") carryforwards of approximately $3,900 for U.S. Federal tax purposes as of December 31, 1998, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, the net Federal operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.

The components of deferred tax assets and liabilities at December 31, 1998 and 1997, were as follows:

                                                        1998               1997
                                                     -------            -------
Deferred tax assets:
NOL carryforwards                                    $ 1,341            $ 2,262
Deferred rent                                             96                144
Inventory items                                          440                325
Allowance for doubtful accounts                          172                124
Accrued liabilities                                      167                201
Property, plant and equipment - non-current              130                141
                                                     -------            -------
  Total deferred tax assets                            2,346              3,197
Less: valuation allowance                             (1,876)            (3,197)
                                                     -------            -------
  Net deferred tax assets:                           $   470            $  --
                                                     =======            =======
Deferred tax liabilities-
  Intangible assets                                  $ 1,100            $  --
                                                     =======            =======

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

In accordance with FAS No. 109, the Company has established a valuation allowance of $1,876 and $3,197 for the years ended December 31, 1998 and 1997, respectively. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

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

The minimum annual rental commitments over the next five years under operating leases are as follows:

Year Ending
December 31,
------------
   1999                $1,433
   2000                 1,273
   2001                   457
   2002                   349
   2003                   328
Thereafter                656
                       ------
                       $4,496
                       ======

Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straightline basis and the related deferred rent obligation of $238 and $358 at December 31, 1998 and 1997, respectively, is classified as a long-term liability.

Rent expense charged to operations totaled approximately $1,142, $1,297 and $1,151 for the years ended December 31, 1998, 1997 and 1996, respectively.

Employment and Consulting Agreements

Compensation of Directors

Directors, other than non-employee directors who are members of the Executive Committee of the Board, receive no compensation for acting as directors to the Company. During 1997, the Company changed its policy and Board members are no longer compensated for their services as members of the Executive Committee. During 1996, two board members received $50,000 each as members of the Company's Executive Committee.

Employment Contracts

The Company has entered into employment contracts with several officers of the Company. The employment contracts of the Chief Executive Officer and the President of the Company both extend through November 2000. The management agreements of the two Managing Directors of Speech Design expire on June 30, 2001. Compensation accrues to the officers over the term of the contract as their respective services are provided.

Litigation

The Company is party, in the ordinary course of business, to various legal actions and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          (In Thousands of Dollars, Except Share and Per Share Amounts)

11. Stockholder's Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On November 26, 1997 the Company sold 200,000 shares of 9% Cumulative Series A Convertible Preferred Stock (the "Preferred Stock") to a group of unrelated independent third-party investors (the "Investors"). The 200,000 shares of Preferred Stock were sold for $100 per share for total proceeds to the Company of $20,000 of which $18,500 was used to finance the acquisition and retirement of Common Stock and warrants held by Geotek (see Note 2) and $1,500 was to be used for general corporate purposes. The Preferred Stock carried a redemption value of $100 per share. Each share of Preferred Stock plus any accrued dividends was convertible, at the option of the holder, at any time prior to the close of business on the third day prior to the date on which notice of conversion was given, into 18.605 shares of common stock based on an initial conversion price of $5.375 per common share ("Conversion Price"). Any shares of Preferred Stock still outstanding as of December 1, 2002, would automatically convert into common stock at the rate specified above.

Holders of Preferred Stock were entitled to one vote for each share of common stock into which such shares can be converted. The Preferred Stock carried a 9% semi-annual cumulative dividend which was to be paid in cash or in-kind at the option of the Company. Dividends on Preferred Stock were to be paid before any dividends on common stock.

On July 1, 1998, the Company issued 3,921,477 shares of its common stock upon conversion of all of the issued and outstanding shares of the Preferred Stock by the holders thereof. Included in such issuance were 200,477 shares of common stock, which represented the payment of accrued dividends in shares of common stock through the date of conversion.

Common Stock

The following discussion summarizes the incorporation of the Company, the capitalization, and the requirements and privileges of the shareholders in the periods preceding the consummation of the acquisition of Bogen and Speech Design on August 21, 1995.

The Company was incorporated in Delaware on May 6, 1993 with the objective of acquiring a business engaged in industrial manufacturing or industrial services located in Germany, Switzerland or Austria (a "Business Combination"). The Company's founding directors and advisors purchased 500,000 common shares, $.001 par value, for five hundred dollars during the three month period after incorporation. On September 30, 1993, 125,000 shares were returned to the Company by the founding shareholders and were retroactively reflected in the financial statements as a net issuance of 375,000 shares.

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

On November 26, 1997, D&S Capital, LLC, a limited liability company whose interests are owned by the Chief Executive Officer and President of the Company, acquired 46,295 shares of common stock and warrants to purchase 250,000 shares of restricted common stock at an exercise price of $5.00 per share, for an aggregate purchase price of $250,000. The warrants are exercisable in specified increments through January 1, 2003.

At December 31, 1998 and 1997, 4,198,785 and 4,285,885 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

Warrants

In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its offering in October 1993. As referred to above, the Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.

Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. These warrants were repurchased and retired by the Company on November 26, 1997 (see
Note 3). Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination.

Warrants to purchase 250,000 shares of common stock were issued on November 26, 1997 as part of the sale of common stock to D&S Capital, LLC, an entity owned by certain members of the Company's senior management. Another 575,885 warrants to purchase common stock were issued on November 28, 1997, to Helix Capital II, LLC.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

At December 31, 1998, the Company had the following warrants outstanding:

                                                   Weighted
                                                    Average
                                        Shares   Exercise Price     Expiration
                                      ---------  --------------   -------------

Warrants to purchase common stock:
        1993 warrants                 3,312,900     $ 5.50         October 2000
        1995 warrants                    60,000     $ 5.50         October 2000
        1997 warrants                   825,885     $ 5.35        November 2002/
                                                                   January 2003
                                      ---------
                                      4,198,785
                                      =========

In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase (the UPO) an aggregate of 150,000 Units at $6.60 per Unit. Each unit issuable upon exercise of the UPO will consist of one share of Common Stock and warrants to purchase two shares of Common stock at $5.50 per share. The GKN UPO contained certain anti-dilution provisions which were broader than the anti-dilution provisions set forth in the publicly held UPOs and its original expiration date was October 7, 1998. On December 31, 1998, the Company and GKN agreed to extend the expiration date to October 7, 1999 and to amend the GKN UPO by narrowing the anti-dilution protection for GKN to that protection provided in the publicly held UPOs. This had no effect on the Company's results of operations or stockholder's equity.

12. Stock Options

In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") pursuant to which an aggregate of 1,253,335 shares of the Company's Common Stock were reserved for issuance pursuant to the plan. The 1996 Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case by case basis but not less than the fair market value of the stock at the date of grant and none may be exercised more than 10 years from the date of grant. From time to time, the Company grants additional stock options to individuals outside of the 1996 Plan. During 1997, the Company granted a total of 325,885 options outside the 1996 Plan to the Company's newly appointed CEO and President. The options were granted at an exercise price of $5.00 per share, vest at a specified rate over a three year period and expire 10 years from the date of grant.

In 1994, Bogen adopted an Employee Stock Option Plan (the "Bogen Plan") and granted a total of 1,400,000 options at a price of $1.14 per share which approximated fair value. All options granted under the Bogen Plan were outstanding at December 31, 1996 and 1995. In 1997, the Company cancelled all the options granted under the Bogen Plan and granted certain participants under the Bogen Plan one option for a share of Common Stock under the 1996 Plan in exchange for every three options of Common Stock of Bogen granted to a participant in the Bogen Plan. Options for an aggregate of 253,335 shares of Common Stock were granted under the 1996 Plan to former participants of the Bogen Plan.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

Information with respect to the Company's stock options under the 1996 Plan and discretionary grants are as follows:

                                                               Average
Stock Options                                  Shares         Price (1)
                                             ---------        ---------
Outstanding at December 31, 1996                  -

        Granted                              1,264,220          $5.48
        Cancelled                             (279,667)          6.14
        Exercised                              (15,000)          5.00
                                             ---------
Outstanding at December 31,1997                969,553           5.30
        Granted                                220,300           8.24
        Cancelled                              (18,000)          5.50
        Exercised                              (68,667)          5.50
        Forfeited                              (22,000)          7.89
                                             ---------          -----
Outstanding at December 31, 1998             1,081,186           5.83
                                             =========

-----------------

(1) Weighted average exercise price.

The number of shares and weighted average price of options exercisable at December 31, 1998 was 248,668 shares at $5.45 per share and had a weighted average contractual life remaining of 8.3 years. At December 31, 1998, 52,824 shares were available for future grants under the terms of the 1996 Plan. Outstanding options expire prior to December 31, 2007 and are exercisable at prices ranging from $5.00 to $8.50 per share.

Effective November 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement defines a fair value method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" provided it discloses the effect of SFAS 123 in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income available to common shareholders and net income per common share would have decreased to the pro forma amounts indicated in the table below.

Pro forma net income (loss) available to common shareholders and net income
(loss) per common share for the year ended December 31, 1998 was as follows:

                                                       1998     1997
                                                      -----    -----
Net income (loss) available to common shareholders:
        As reported                                  $ (558) $ 2,487
        Pro forma                                      (937)   2,190
Net income (loss) per common share:
        Basic:
            As reported                                (.12)     .46
            Pro forma                                  (.21)     .41
        Diluted:
            As reported                                (.12)     .46
            Pro forma                                  (.21)     .41

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $8.24 in fiscal 1998 and the following weighted average assumptions: risk-free interest rate of 5.50%; expected option life of 6.84 years; volatility of 45% and no dividend yield. The average fair value of options granted during 1998 was $7.67.

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

Basic earnings per common share is computed by dividing net earnings per common share by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all diluted potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of diluted earnings per share if their inclusion would be anti-dilutive.

Potential common shares attributable to the Preferred Stock as a result of applying the if-converted method (see Note 11) and outstanding options and warrants have not been included in the calculation of diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996 since their inclusion would be anti-dilutive. Such outstanding options and warrants could potentially dilute basic earnings per common share in the future.

14. Related Party Transactions

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

Pursuant to a Mergers & Acquisition Engagement Agreement, dated August, 1997, as amended on November 29, 1997, and the Amended and Restated Mergers & Acquisition Engagement Agreement, effective as of October 1, 1998, between the Company and Helix Capital Services, Inc. ("Helix Services"), the Company paid Helix Services approximately $374,000 in 1998, including an aggregate of $210,000 in monthly retainer fees and $164,000 for services rendered in connection with the Speech Design acquisition. Pursuant to the Amended and Restated Mergers & Acquisition Agreement, Helix Services acts as the principal financial advisor and, subject to certain exceptions, the exclusive mergers and acquisition advisor for the Company and all of its domestic subsidiaries. In exchange for such services, the Company currently pays Helix Services a $10,000 monthly retainer fee (prior to October 1, 1998, the monthly retainer fee was $20,000) and, in the event the Company consummates a financing or other extraordinary corporate transaction, an additional fee equal to a minimum of 2% of the acquisition price, subject to reduction in certain circumstances.


Effective as of October 1, 1998, Speech Design entered into a Mergers & Acquisition Engagement Agreement with Helix Services pursuant to which Helix Services acts as the principal financial advisor and, subject to certain exceptions, the exclusive mergers and acquisition advisor for Speech Design. In exchange for such services, the Company pays Helix Services a $10,000 monthly retainer fee and, in the event the Company consummates a financing or other extraordinary corporate transaction, an additional fee equal to a minimum 2% of the acquisition price, subject to reduction in certain circumstances. During 1998, Speech Design paid Helix Services an aggregate of $30,000 in monthly retainer fees.

15. Economic Dependency

During the years ended December 31, 1998, 1997 and 1996, the Company purchased components of approximately $7,470, $9,194 and $12,072, respectively, from four suppliers located in the Republic of South Korea. In view of the current economic crisis in Asia, the Company is attempting to take every precautions to ensure that production will continue without interruption. However, there can be no assurances that events beyond the Company's control will disrupt the production schedule which may have a material adverse effect on the Company's consolidated results of operations. Any future inability of any of these suppliers to provide the Company with a sufficient level of components may have a negative impact on the Company's operations.

16. Employee Benefit Plans

Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 1998, 1997 and 1996 were approximately $17, $18 and $17, respectively.

Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $108, $122 and $83 for the years ended December 31, 1998, 1997 and 1996, respectively.

17. Segments

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PBX market, targeting the rapidly growing European voice processing market.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, marketing and distribution strategies.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including other income (expense); nonrecurring gains and losses and foreign exchange gains and losses.

The following table presents information about the Company by segment/geographic area. Inter segment revenues and transfers are not considered material:


                                                       Speech
                                          Bogen        Design
                                         -------      -------
1998:
Revenue from external customers          $32,202      $20,352
Depreciation and amortization                772          716
Operating profit                           4,359        3,281
Total assets                              26,539       12,777
Expenditures for segment assets              289          824

1997:
Revenue from external customers          $31,734      $18,045
Depreciation and amortization                775          546
Operating profit                           2,630        2,805
Total assets                              24,957        6,822
Expenditures for segment assets              390          563

1996:
Revenue from external customers           30,666       15,603
Depreciation and amortization                786          626
Operating profit                           2,288        1,662
Total assets                              23,584        7,795
Expenditures for segment assets              360          657

A reconciliation of reportable segment operating profit and assets to the Company's consolidated totals are as follows:

                                                  1998        1997        1996
                                              --------    --------    --------
Operating profit
Total operating profit for reportable
  segments                                    $  7,640    $  5,435    $  3,950
Unallocated amounts -
  In-process research and development           (3,885)       --          --
Other corporate expenses                        (1,025)       (342)       (382)
                                              --------    --------    --------
 Operating profit                             $  2,730    $  5,093    $  3,568
                                              ========    ========    ========
Assets
Total assets for reportable segments          $ 39,316    $ 31,779    $ 31,379
Elimination of receivables/payables             (1,675)        (98)       (298)
Other unallocated amounts                          106         289         305
                                              --------    --------    --------
 Consolidated Total                           $ 37,747    $ 31,970    $ 31,386
                                              ========    ========    ========

Sales to two customers of the Company's foreign segment totaled $14,050; each accounted for more than 10% of the Company's consolidated net sales in 1998. Sales to one domestic and one foreign customer of the Company with sales of $5,147 and $6,357, respectively, each accounted for more than 10% of the Company's consolidated net sales in 1997. Sales to one customer of the Company's domestic segment totaled $4,506 and accounted for more than 10% of the Company's consolidated net sales in 1996.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (In Thousands of Dollars, Except Share and Per Share Amounts)

18. Year 2000 (Unaudited)

The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. The Company's management has initiated a company-wide program to prepare the Company's computer systems for the Year 2000. A comprehensive review of the Company's computer systems and software has been conducted to identify the systems and software that could be affected by this issue. A plan to resolve has been developed and is being implemented. The Company presently believes that with modifications to existing systems and software and converting to new software, the Year 2000 problem will not pose a significant operational problem. The Company is also reviewing the possible impact of the Year 2000 problem on its customers and suppliers. However, without the modifications and conversions, the Year 2000 problem could have a material impact on the operations of the Company. The Company expects the Year 2000 related modifications and conversions to be substantially completed by the middle of 1999. The cost to modify or replace existing software is expected to cost approximately $800-$1,000, most of which will be expended during 1999.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     Disclosure responsive to this item has been previously reported (as that term is defined under the Securities Exchange Act of 1934, as amended) in the Company's Current Report on Form 8-K dated September 18, 1997.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements See "Item 8. Financial Statements and Supplementary Data."

         (a)(2)  Financial Statement Schedules:
                 Schedule I: Condensed Financial Information of Bogen Communications International, Inc. (Parent Company Only)

                 Schedule II: Valuation and Qualifying Accounts

                                   Schedule I

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                             (Parent Company Only)
            CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1998 and 1997
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                                    1998        1997
                                                                                  --------    --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $     --      $    257
Advances to subsidiary                                                                  --         1,540
Prepaid expenses and other current assets                                              111            32
                                                                                  --------      --------
        TOTAL CURRENT ASSETS                                                           111         1,829

Goodwill and Intangible assets, net                                                     --             8
Investment in subsidiaries                                                          30,334        20,282
                                                                                  --------      --------

        TOTAL ASSETS                                                              $ 30,445      $ 22,119
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                                   462            --
Accounts payable and accrued expenses                                                  178           169
Advances from related party                                                          2,750            --
Preferred dividends payable                                                             --           178
                                                                                  --------      --------
        TOTAL CURRENT LIABILITIES                                                    3,390           347

Notes payable to related party                                                          --           350
                                                                                  --------      --------

TOTAL LIABILITIES                                                                    3,390           697
                                                                                  --------      --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 1998; 200,000 shares issued and outstanding
        at December 31, 1997                                                            --            --
Common  stock -$ .001 par value; 50,000,000 shares authorized; 6,654,471 and
        2,118,226 shares issued and outstanding at December 31, 1998 and 1997,
        respectively                                                                     7             2
Additional paid-in-capital                                                          29,433        23,468
Accumulated deficit                                                                 (2,248)       (1,690)
Currency translation adjustments                                                      (137)         (358)
                                                                                  --------      --------

        TOTAL STOCKHOLDERS' EQUITY                                                  27,055        21,422
                                                                                  --------      --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 30,445      $ 22,119
                                                                                  ========      ========

                                   Schedule I

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
         (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                        1998          1997            1996
                                                     -----------    ----------     -----------
Net sales                                            $        --    $       --     $        --

Operating expenses:
        General and administrative                           901            331            371
        Amortization                                           8             11             11
                                                     -----------    -----------    -----------
Loss from operations                                        (909)          (342)          (382)

Other (income) expenses:
        Equity in income of subsidiaries                  (1,266)        (3,019)        (2,496)
        Interest expense, net                                 24             12             42
        Other income                                          (9)            --             --
                                                     -----------    -----------    -----------
Income before provision for income taxes                     342          2,665          2,072
Provision for income taxes                                    --             --             64
                                                     -----------    -----------    -----------
Net income                                                   342          2,665          2,008
Preferred dividends                                          900            178             --
                                                     -----------    -----------    -----------
Net income (loss) available to common shareholders   $      (558)   $     2,487    $     2,008
                                                     ===========    ===========    ===========

Basic net income (loss) per common share             $     (0.12)   $      0.46    $      0.35
                                                     ===========    ===========    ===========

Diluted net income (loss) per common share           $     (0.12)   $      0.46    $      0.35
                                                     ===========    ===========    ===========

Weighted average number of common
  shares outstanding-basic and diluted                 4,502,547      5,399,199      5,759,075
                                                     ===========    ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                   Schedule I

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                             (Parent Company Only)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                             Preferred Stock             Common Stock            Additional
                                                          Number of                 Number of                      Paid-In
                                                           Shares        Amount       Shares        Amount         Capital
                                                          ---------      ------     ---------     -----------    -----------
Balance at December 31, 1995                                 --            --        5,759,350       $      6        $ 19,175

Restructuring of $3,000 related party
        note with related interest                           --            --             --             --             2,602
Repurchased and cancelled common
        stock                                                --            --             (500)          --                (3)
Comprehensive income
        Net income                                           --            --             --             --              --
        Translation adjustments                              --            --             --             --              --
        Comprehensive income                                 --            --             --             --              --
                                                          ---------       ----       ---------       --------        --------

Balance at December 31, 1996                                 --            --        5,758,850       $      6          21,774


Sale of Preferred Stock                                   200,000          --             --             --            20,000
Acquisition and retirement of Common Stock held by
        Geotek, including acquisition costs of $250          --            --       (3,701,919)            (4)        (18,746)
Sale of Common Stock and Warrants                            --            --           61,295           --               440
Preferred dividends                                          --            --             --             --              --
Comprehensive income:
        Net income                                           --            --             --             --              --
        Translation adjustments                              --            --             --             --              --
        Comprehensive income                                 --            --             --             --              --
                                                          ---------       ----       ---------       --------        --------
Balance at December 31, 1997                              200,000          --        2,118,226       $      2        $ 23,468

Purchase of Speech Design minority interest                  --            --          458,000              1           4,064
Conversion of Preferred Stock and related dividends      (200,000)         --        3,921,477              4           1,074
Sale of Common Stock                                         --            --          156,768           --               862
Preferred dividends                                          --            --             --             --              --
Acquisition costs of Common Stock held by Geotek             --            --             --             --               (35)
Comprehensive income:
        Net income                                           --            --             --             --              --
        Translation adjustments                              --            --             --             --              --
        Comprehensive income                                 --            --             --             --              --
                                                          ---------       ----       ---------       --------        --------
Balance at December 31, 1998                                 --            --        6,654,471       $      7        $ 29,433
                                                          =========       ====       =========       ========        ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   Schedule I

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                             (Parent Company Only)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                            Other
                                                          Accumulated   Comprehensive
                                                            Deficit         Income         Total
                                                          -----------   -------------   -----------
Balance at December 31, 1995                              $ (6,185)        $  147        $ 13,143

Restructuring of $3,000 related party
        note with related interest                            --             --             2,602
Repurchased and cancelled common
        stock                                                 --             --                (3)
Comprehensive income:
        Net income                                           2,008           --              --
        Translation adjustments                               --             (174)
        Comprehensive income                                  --             --             1,834
                                                          --------         ------        --------

Balance at December 31, 1996                              $ (4,177)        $  (27)       $ 17,576

Sale of Preferred Stock                                       --             --            20,000
Acquisition and retirement of Common Stock held by
        Geotek, including acquisition costs of $250           --             --           (18,750)
Sale of Common Stock and Warrants                             --             --               440
Preferred dividends                                           (178)          --              (178)
Comprehensive income:
        Net income                                           2,665           --              --
        Translation adjustments                               --             (331)           --
        Comprehensive income                                  --             --             2,334
                                                          --------         ------        --------

Balance at December 31, 1997                              $ (1,690)        $ (358)       $ 21,422

Purchase of Speech Design minority interest                   --             --             4,065
Conversion of Preferred Stock and related dividends           --             --             1,078
Sale of Common Stock                                          --             --               862
Preferred dividends                                           (900)          --              (900)
Acquisition costs of Common Stock held by Geotek              --             --               (35)
Comprehensive income:
        Net income                                             342           --              --
        Translation adjustments                               --              221            --
        Comprehensive income                                  --             --               563
                                                          --------         ------        --------
Balance at December 31, 1998                              $ (2,248)        $ (137)       $ 27,055
                                                          ========         ======        ========


              The accompanying notes are an integral part of these
                             consolidated financial statements.

                                   Schedule I


                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
         (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                               1998            1997        1996
                                                                              -------        --------      ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES,
  net of effects from acquisition                                             $   423        $   (268)     $  (75)
                                                                              -------        --------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of minority interest in Speech Design                            (4,797)             --          --
  Acquisition of Digitronic                                                    (1,199)
                                                                              -------        --------      ------
NET CASH USED IN INVESTING ACTIVITIES                                          (5,996)             --          --
                                                                              -------        --------      ------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, common stock and warrants                827          20,440          --
  Acquisition of common stock and warrants held by Geotek                          --         (18,750)         --
  Amount borrowed under revolving credit agreement net                            462              --          --
  Advances and notes from (to) related parties                                  4,290          (1,398)       (593)
  Payments on notes payable to related party                                     (350)             --          --
                                                                              -------        --------      ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             5,229             292        (593)
                                                                              -------        --------      ------
  Effects of foreign exchange rate on cash                                         87             (72)          5
                                                                              -------        --------      ------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (257)            (48)       (663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    257             305         968
                                                                              -------        --------      ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $    --        $    257      $  305
                                                                              =======        ========      ======

SUPPLEMENTAL CASH FLOW INFORMATION:
NON CASH FINANCING ACTIVITIES
  Restructuring of $3,000 related party note and related interest                  --              --       2,602
  Preferred stock dividends accrued                                                --             178          --
  Common stock issued to pay current and accrued dividends                      1,078              --          --

      Schedule I - Condensed Financial Information of Bogen Communications
                   International, Inc. (Parent Company Only)


                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                              (Parent Company Only)
                     Condensed Notes to Financial Statements

1.   Organization and Business Operations:

     Bogen Communications International, Inc. ( and, together with its subsidiaries, the "Company") is engaged in the development, manufacturing and marketing of sound and telecommunication products. Product lines sold by the Company include; Telephone Paging Products ("Telco"), Commercial Audio Products ("Commercial Sound") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the northeastern United States, Germany, England, Switzerland and Israel.

2.   Summary of Significant Accounting Policies:

a.   Basis of Presentation

     These parent company only comparative financial statements reflect the operations and financial position of the Company for the years ended December 31, 1998, 1997 and 1996. As described in the footnotes to the consolidated financial statements, the acquisition of Bogen and Speech Design on August 21, 1995 has been accounted for as a reverse acquisition by Bogen and Speech Design, companies under the common control of Geotek.

b.   Organization Costs

     Organization costs incurred in 1993 are being amortized over 60 months.

c.   Income (Loss) Per Common Share

     Income (loss) per common share ("EPS") has been computed based upon Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all common stock equivalents for the periods presented.

d.   Cash and Cash Equivalents

     Cash includes cash on-hand and all highly-liquid debt instruments purchased with original maturities of three months or less.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)


Column A                                         Column B     Column C     Column D           Column E         Column F
--------                                         --------     --------     --------           --------         --------
                                                 Balance at   Charged to                                       Balance at
                                                 Beginning    Costs and                                          End of
                                                 of Period    Expenses       Other            Deduction          Period
                                                 ---------    --------     --------           ---------        ---------
Description
-----------

Year ended December 31, 1998:
 Allowance for doubtful
   accounts                                      $     376    $    196     $    (1)(a)        $    (147)(a)     $    424
Reserve for inventory
   obsolescence                                        529         255          18 (c)              (59)(b)          743
Allowance for tax valuation                          3,197      (1,321)         --                   --            1,876
                                                 ---------    --------     -------            ---------         --------
                                                 $   4,102    $   (870)    $    17            $    (206)        $  3,043
                                                 =========    ========     =======            =========         ========

Year ended December 31, 1997:
 Allowance for doubtful
   accounts                                      $     470    $    184     $    20 (c)        $    (298)(a)     $    376
Reserve for inventory
   obsolescence                                      1,126         383          10                 (990)(b)          529
Allowance for tax valuation                          4,137        (940)         --                   --            3,197
                                                 ---------    --------     -------            ---------         --------
                                                 $   5,733    $   (373)    $    30            $  (1,288)        $  4,102
                                                 =========    ========     =======            =========         ========

Year ended December 31, 1996:
 Allowance for doubtful
   accounts                                      $     424    $    153     $    (1)(c)        $    (106)(a)     $    470
Reserve for inventory
   obsolescence                                      2,552         257         (16)(c)           (1,667)(b)        1,126
Allowance for tax valuation                          4,831        (694)         --                   --            4,137
                                                 ---------    --------     -------            ---------         --------
                                                 $   7,807    $   (284)    $   (17)            $ (1,773)        $  5,733
                                                 =========    ========     =======            =========         ========



(a) Uncollectible accounts written off, net of recoveries.
(b) Write-off of obsolete inventory.
(c) Currency exchange effect.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter 1998.

(c)  Exhibits

     The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

Exhibit
  No.         Description
-------       -----------

3.1           Certificate of Incorporation. (1)

3.2           By-laws. (1)

3.3 Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995. (2)

3.4 Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995. (3)

4.1           Form of Common Stock Certificate. (1)

4.2           Form of Warrant Certificate. (1)

4.3           Unit Purchase Option Granted to GKN Securities Corp. (1)

4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)

*4.6          Amendment to Unit Purchase Option Granted to GKN Securities Corp.

10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules) (1)

10.2 Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)

10.3 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. (6)

10.4 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau. (9)

10.5 Stock Purchase Agreement, dated November 26, 1997, between the Company and Geotek. (7)

10.6 Convertible Preferred Stock Purchase Agreement, dated November 26, 1997, between the Company and the Investors. (7)

10.7 Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

10.8 Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

10.9 Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

10.10 Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

10.11 Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC. (7)

10.12 Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC. (7)

10.14 Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International,
              Inc. (8)

10.15 Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC. (8)

10.16 Share Transfer Agreement, dated May 20, 1998, by and among Bogen Communications International, Inc., Kasimir Arciszewski and Hans Meiler. (10)

10.17 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski. (10)

10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler.

10.19 Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National
              Association. (10)

10.20 Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (10)

10.21 Guaranty of Payment and Performance, dated April 21, 1998, by New England Audio Resource Corp. (10)

10.22 Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association. (10)

10.23 Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association. (10)

10.24 Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association. (10)

10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association. (10)

10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association. (10)

10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (10)

*10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bak.

*10.31 Amended and Restated Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Helix Capital Services, Inc. and Bogen Communications International, Inc.

*10.32 Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Speech Design GmbH and Helix Capital Services, Inc.

*21.1         Subsidiaries of the Company

*23.1         Consent of KPMG LLP

*23.2         Consent of Coopers and Lybrand L.L.P.

*27           Financial Data Schedule

---------------

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

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

By: /s/ Jonathan Guss                      By: /s/ Yoav M. Cohen
    ---------------------------------      ------------------------------------------
        Jonathan Guss,                         Yoav M. Cohen,
        Chief Executive Officer                Chief Financial Officer, and Secretary
        (Principal Executive Officer)          (Principal Financial Officer)


By: /s/ Michael P. Fleischer
    ---------------------------------
        Michael P. Fleischer,
        President
        (Principal Executive Officer)

Date: March 31, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jonathan Guss              Director, Chief Executive Officer
--------------------------
    Jonathan Guss


/s/ Michael P. Fleischer       Director, President
--------------------------
    Michael P. Fleischer


/s/ Jeffrey Schwarz            Director, Co-Chairman of the Board of Directors
--------------------------
    Jeffrey Schwarz


/s/ Yoav Stern                  Director, Co-Chairman of the Board of Directors
--------------------------
    Yoav Stern


/s/ Kasimir Arciszewski        Director
--------------------------
    Kasimir Arciszewski


/s/ David Jan Mitchell         Director
--------------------------
    David Jan Mitchell


/s/ Zivi R. Nedivi             Director
--------------------------
    Zivi R. Nedivi


/s/ Daniel Schwartz            Director
--------------------------
    Daniel Schwartz

                                 EXHIBIT INDEX

Exhibit
  No.
-------


4.6     Amendment to Unit Purchase Option Granted to GKN Securities Corp.

10.30   Term Sheet for Acquisition Line, dated September 18, 1998, between
        Speech Design GmbH and DG Bak.

10.31   Amended and Restated Mergers and Acquisition Engagement Agreement, dated as of October
        1, 1998, between Helix Capital Services, Inc. and Bogen Communications International, Inc.

10.32   Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Speech
        Design GmbH and Helix Capital Services, Inc.

21.1    Subsidiaries of the Company

23.1    Consent of KPMG LLP

23.2    Consent of Coopers and Lybrand L.L.P.

27      Financial Data Schedule