Form 10-Q
period 1999-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1999-05-14
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999
                                        --------------

                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from ________ to ______.

                         Commission File Number: 0-22046

                    Bogen Communications International, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                               38-3114641
------------------------------                  -----------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                Identification Number)


  50 Spring Street, Ramsey, New Jersey                07446
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


                                 (201) 934-8500
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)




           -----------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_]

As of May 12, 1999, 6,706,971 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                         3

           Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998                                     4

           Consolidated Statement of Changes in Stockholders' Equity
              for the three months ended March 31, 1999                       5

           Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1999 and 1998                                6

            Notes to Consolidated Financial Statements                        7


         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   10

         Item 3. Market Risk Discussion                                      14



PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                        14
           Item 2.  Changes in Securities                                    15
           Item 3.  Defaults Upon Senior Securities                          15
           Item 4.  Submission of Matters to a Vote of Security Holders      15
           Item 5.  Other Information                                        15
           Item 6.  Exhibits and Reports on Form 8K                          15

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
     (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                                   March 31,      December 31,
                                                                                     1999            1998
                                                                                  -----------     ------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $    240         $  1,048
Accounts receivable (less allowance for doubtful accounts of $344 and $424
      at March 31, 1999 and December 31, 1998, respectively)                          6,135            5,889
Inventories, net                                                                      8,363            8,229
Prepaid expenses and other current assets                                               684              759
Deferred income taxes                                                                   366              470
                                                                                   --------         --------
       TOTAL CURRENT ASSETS                                                          15,788           16,395

Property, equipment and leasehold improvements, net                                   2,383            2,414
Goodwill and intangible assets, net                                                  18,457           18,740
Other assets                                                                            218              198
                                                                                   --------         --------
       TOTAL ASSETS                                                                $ 36,846         $ 37,747
                                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                               $  2,505         $  2,225
Accounts payable                                                                      2,269            2,060
Accrued expenses                                                                      2,583            3,634
Income taxes payable                                                                    603            1,168
                                                                                   --------         --------
       TOTAL CURRENT LIABILITIES                                                      7,960            9,087

Advances and notes payable to related parties                                           208              227
Deferred income taxes                                                                 1,081            1,100
Other liabilities                                                                       460              278
                                                                                   --------         --------
       TOTAL LIABILITIES                                                              9,709           10,692
                                                                                   --------         --------
STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 1999 and December 31, 1998

Common stock- $.001 par value; 50,000,000 shares authorized; 6,670,471 and 6,654,471 shares issued and outstanding at March 31, 1999 and
  and December 31, 1998, respectively                                                     7                7
Additional paid-in-capital                                                           29,507           29,433
Accumulated deficit                                                                  (1,777)          (2,248)
Accumulated other comprehensive loss                                                   (600)            (137)
                                                                                   --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                                    27,137           27,055
                                                                                   --------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 36,846         $ 37,747
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
                                   (Unaudited)

                                                              Three Months Ended
                                                         March 31,        March 31,
                                                           1999             1998
                                                         ---------        ---------
Net sales                                               $    12,522      $    11,432
Cost of goods sold                                            6,109            6,087
                                                        -----------      -----------
    Gross profit                                              6,413            5,345

Operating expenses:
    Research and development                                    920              626
    Selling, general and administrative                       4,450            3,655
    Amortization of goodwill and intangible assets              187              112
                                                        -----------      -----------
Income from operations                                          856              952

Other (income) expenses:
    Interest expense, net                                        63               42
    Minority interest of consolidated subsidiaries             --                157
    Other expense (income)                                       11              (41)
                                                        -----------      -----------
Income before provision for income taxes                        782              794
Provision for income taxes                                      311              337
                                                        -----------      -----------
Net income                                              $       471      $       457
Preferred dividends                                            --                450
                                                        -----------      -----------
Net income available to common shareholders             $       471      $         7
                                                        ===========      ===========
Basic net income per common share                       $      0.07      $      0.00
                                                        ===========      ===========
Diluted net income per common share                     $      0.06      $      0.00
                                                        ===========      ===========
Weighted average number of common
    shares outstanding-Basic                              6,663,671        2,151,023
                                                        ===========      ===========
Weighted average number of common
    shares outstanding-Diluted                            7,761,498        3,618,860
                                                        ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)



                                         Common Stock                                         Accumulated
                                   -----------------------      Additional                        Other
                                   Number of                     Paid-In       Accumulated    Comprehensive
                                    Shares         Amount        Capital         Deficit          Loss           Total
                                   ---------       ------       ----------     -----------    -------------      ------
Balance at December 31, 1998      6,654,471      $       7      $  29,433      $  (2,248)      $    (137)      $  27,055

Sale of common stock                 16,000           --               74           --              --                74
Comprehensive income:
   Net income                          --             --             --              471            --              --
   Translation adjustments             --             --             --             --              (463)           --

   Comprehensive income                --             --             --             --              --                 8
                                  ---------      ---------      ---------      ---------       ---------       ---------
Balance at March 31, 1999         6,670,471      $       7      $  29,507      $  (1,777)      $    (600)      $  27,137
                                  =========      =========      =========      =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                  March 31,  March 31,
                                                                    1999       1998
                                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   471    $   457
    Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
         Depreciation and amortization                                251        339
         Amortization of goodwill and intangible assets               187        119
         Provisions for doubtful accounts and
            inventory obsolescence                                    (51)        13
         Utilization of pre-acquisition NOL charged to goodwill        27         76
         Deferred income taxes                                        104       --
         Minority interest                                           --          157
    Change in operating assets and liabilities
         Accounts receivable                                         (356)       963
         Inventories                                                 (454)      (102)
         Prepaid expenses and other current assets                     61        (44)
         Payables and accrued expenses                             (1,139)      (356)
         Other                                                        171        (69)
                                                                  -------    -------
    Net cash (used in) provided by operating activities              (728)     1,553
                                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and leasehold improvements       (340)      (335)
                                                                  -------    -------
    Net cash used in investing activities                            (340)      (335)
                                                                  -------    -------
CASH FLOW FROM FINANCING ACTIVITIES
    Advances under revolving credit agreements                      1,928       --
    Payments under revolving credit agreements                     (1,486)    (1,712)
    Proceeds from sale of common stock and warrants                    74        675
    Payments of advances and notes payable - related parties         --          (12)
    Acquisition costs of common stock held by Geotek                 --          (30)
                                                                  -------    -------
    Net cash provided by (used in) financing activities               516     (1,079)
                                                                  -------    -------
    Effects of foreign exchange rate on cash                         (256)       (99)
                                                                  -------    -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (808)        40

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,048        964
                                                                  -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   240    $ 1,004
                                                                  =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                        $    56    $    66
    Cash paid for income taxes                                        590        180

NON CASH FINANCING ACTIVITIES
    Preferred stock dividends accrued                                --          450

             The accompanying notes are an integral part of these
                      consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1998 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 and the consolidated statement of changes in stockholders' equity for the three months ended March 31, 1999 are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Principals of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiary, New England Audio Resource Corp. ("NEAR"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco") and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., Speech Design (UK), Ltd. and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

3.       Comprehensive Income

         Comprehensive income has been calculated in accordance with Financial Accounting Standards Board (FASB) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $8 and $358 for the three months ended March 31, 1999 and 1998, respectively. The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

4.       Segments

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
                                   (Unaudited)

         The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:

                                                    Bogen       Speech Design
                                                    -----       -------------
         March 31, 1999:
           Revenue from external customers          $7,479          $5,067
           Operating profit                            570             400


                                                    Bogen       Speech Design
                                                    -----       -------------
         March 31, 1998:
           Revenue from external customers          $6,676          $4,756
           Operating profit                            736             414

         A reconciliation of reportable segment operating profit to the Company's consolidated totals for the quarter ended March 31, 1999 and 1998 are as follows:
                                                    Three months ended
                                               March 31,          March 31,
                                                 1999                1998
                                                 ----                ----
         Operating profit
           Total operating profit for
             reportable segments                  $970              $1,150
           Other corporate expenses               (114)               (198)
                                                  ----              ------
           Operating profit                       $856              $  952
                                                  ====              ======

5.       Inventories

         Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of March 31, 1999 and December 31, 1998, inventories are as follows:

                                             March 31,         December 31,
                                               1999               1998
                                               ----               ----
           Raw materials and supplies         $ 3,014           $ 2,490
           Work in progress                     1,027               880
           Finished goods                       4,322             4,859
                                              -------           -------
                    Total                     $ 8,363           $ 8,229
                                              =======           =======

6.       Income Per Share

         Income per common share ("EPS") has been computed based upon FASB No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares, consisting of outstanding warrants and stock options, for the periods presented.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

7.       Income Tax

         Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the first quarter of fiscal 1999 and 1998 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of March 31, 1999 and December 31, 1998. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries', collectively the "Company", current business strategy, projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause the Company's actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade the Company's existing products, including, but not limited to, the introduction and development of the Company's Thor product; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including the current instability in Asia which may adversely affect the Company's suppliers and subcontractors; currency fluctuations; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's internal systems, including Year 2000 issues and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of March 31, 1999 and the results of its operations for the three month period ended March 31, 1999, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Net Sales.

Net sales increased by $1,090, or 9.5% to $12,522, for the three months ended March 31, 1999, as compared to $11,432 for the same period in 1998. The increase in sales primarily resulted from increased sales of $374, $392 and $324, in the Company's Engineered Systems, Telco and Commercial Sound product lines, respectively.

Net sales from the Commercial Sound products increased to $2,767 for the three months ended March 31, 1999, or 13.3%, over net sales of $2,443 for the same period in 1998. Net sales from the Engineered Systems products increased to $1,797 for the three months ended March 31, 1999, or 26.3%, over net sales of $1,423 for the same period in 1998. Net sales from the Telco product increased to $7,958 for the three months ended March 31, 1999, or 5.2%, from net sales of $7,566 for the same period in 1998. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $2,891 for the three months ended March 31, 1999, or 2.9% from net sales of $2,810 for the three months ended March 31, 1998. Foreign sales translated into U.S. dollars increased to $5,067 for the three months ended March 31, 1999, or 6.5%, over net sales of $4,756 for the same period in 1998. However, foreign net sales stated in local currency increased to 9,131 Deutsche Marks ("DM") for the three months ended March 31, 1999, or 5.2%, over net sales of 8,683 DM for the three months ended March 31, 1998.

Gross Profit

Gross profit, as a percentage of total net sales, increased to 51.2% for the three months ended March 31, 1999, compared to 46.8% for the same period in 1998.

Bogen's gross profit increased from $2,855, or 42.8% of sales in the first quarter of 1998 to $3,356, or 44.9% of sales in the first quarter of 1999. The increase is attributable primarily to cost reduction of direct materials resulting from successful negotiation of certain purchase agreements in late 1997, which were implemented in the first quarter of 1998.

Speech Design's gross profit increased from $2,490, or 52.4% of sales in the first quarter of 1998 to $2,996, or 59.2% of sales in the first quarter of 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $795, or 21.8%, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. SG&A was $4,450, or 35.6% of net sales for the three months ended March 31, 1999, as compared to $3,655, or 32.0% of net sales for same period in 1998. The increase is primarily attributable to marketing expenses incurred as part of the Company's implementation of new marketing programs for existing and newly developed product lines for its U.S. operations and the marketing of Speech Design's new Teleserver Pro and Thor(TM) platforms in Europe. Additionally, sales expenses increased as the U.S. operations is implementing Bogen's sales strategy of increasing market share through increased coverage.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $920, or 7.4% of net sales for the three months ended March 31, 1999, as compared to $626, or 5.5% of net sales for the three months ended March 31, 1998. The increase is primarily attributable to the development of additional new products in the U.S. and the development of additional features for the Teleserver Pro and the Thor platforms in Europe.

Interest Expense

Interest expense was $63, or 0.5% of net sales for the three months ended March 31, 1999, as compared to $42, or 0.4% of net sales for the three months ended March 31, 1998. The increase of $21, or 50.0%, primarily relates to the acquisition of Digitronic and other working capital requirements.

Income Taxes

Income tax expense decreased by $26 for the three months ended March 31, 1999 to $311, as compared to $337 for the comparable period in 1998. The decrease is primarily as a result of lower foreign profits and the utilization of a portion of the U.S. operations' valuation allowance.

Minority Interest & Goodwill Amortization

On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by Mr. Kasimir Arciszewski and Mr. Hans Meiler, the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8 million before acquisition costs, consisting of 7,570 DM (approximately $4,300) in cash and 458,000 restricted shares of the Common Stock. This transaction added an additional $4,653 to goodwill and other intangible assets subsequent to the May 20, 1998 acquisition. This transaction eliminated the minority interest, which was $157 in the first quarter of 1998.

On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145 amounted to approximately $1,200 in cash and assumption of certain liabilities. The terms of the acquisition agreement also provide for additional cash consideration up to 2,800 DM (or approximately $1,700) to be paid if Digitronic's sales during the next two years exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition. No goodwill was added as a result of the acquisition, however $424 of other intangibles were recorded.

Liquidity and Capital Resources

During the three months ended March 31, 1999, cash utilization focused on current working capital requirements, pay-down of accounts payable and accrued expenses, tax payments and the purchase of equipment and leasehold improvements.

The Company's operating activities utilized $728 of cash. The Company's net income of $471 includes net non-cash charges of $518, which principally consisted of (i) depreciation and amortization of $438, (ii) a net decrease in inventory reserves and allowance for doubtful accounts of $51, (iii) utilization of acquired tax benefits credited to goodwill of $27 (iv) deferred income taxes of $104. Further, net changes in operational assets and liabilities utilized $1,717 in cash, consisting of an accounts receivable increase of $356; inventory increase of $454; prepaid expenses and other assets decrease of $61; accounts payable and accrued expenses decrease of $1,139 and net changes in other operating assets and liabilities use of $171 in cash.

Net cash used in investing activities amounted to $340 and was used solely for the purchase of equipment and other fixed assets.

Net cash provided by financing activities amounted to $516. The Company's net borrowings were $442 under its short term credit lines.

As of March 31, 1999, the Company's total liabilities were $9,709, of which $7,960 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At March 31, 1999, $400 was outstanding under the working capital line of the New Facility. There were no borrowings under the acquisition revolving line.

Speech Design has short-term credit lines and overdraft facilities of approximately 6,000 DM, or $3,240, from 3 banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At March 31, 1999, 3,828 DM (approximately $2,105) was outstanding under the short-term credit lines.

Speech Design has also secured a 15,000 DM (currently $8,260) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate, which was 3.75% at March 31, 1999. There were no borrowings under the acquisition financing line at March 31, 1999.

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

The Company uses IT systems in various aspects of its business, including manufacturing, research and development, distribution and many administrative functions. A significant amount of the Company's software and systems may need to be updated, modified or replaced to address the Y2K readiness issue. In that regard, the Company has retained consultants to assist it in modifying and upgrading its IT systems and the Company has projects underway to address the Y2K readiness of its IT systems and the IT systems of material third parties.

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

The Company's non-IT systems include embedded technology such as micro-controllers included in production equipment, office equipment, environmental control equipment and time locks. All of the Company's non-IT systems are already Y2K ready except for some products that were discontinued by the Company. With respect to such products, the Company is evaluating its alternatives and expects this review to be completed by the second quarter of 1999. Material third party vendors have been contacted and asked to attest to Y2K compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors.

Currently, management estimates that the Company will expend up to $1,000 (including capital lease obligations) on system upgrade and replacement projects, which upgrades and replacements will, among other things, make the Company's IT systems Y2K compliant. Most of these upgrades, and the costs relating thereto, will be made during 1999. Y2K remediation programs and ongoing systems upgrade and replacement projects are funded through the Company's operations. In the first quarter ended March 31, 1999, the Company spent $64 on Y2K on system upgrades and replacements, mainly through operating lease agreements.

If IT systems affected by the Y2K readiness issue were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These risks are similar to those faced by other manufacturing companies. Management does not believe that the Company's business will be materially affected by Y2K readiness issues. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios. In the event that the Company can not complete its system upgrade and replacement projects in a timely manner, the Company will use a software patch to make its IT systems Y2K compliant.

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


ITEM 3. MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company's German subsidiary, Speech Design. The Company's consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design's currency is the DM, Satelco's currency is the Swiss Franc, Speech Design U.K.'s currency is the British Pound and Speech Design Israel's currency is the Israeli Shekel. All Speech Design subsidiaries' financial statements are first translated into DM, and then, Speech Design's consolidated financial statements are then translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the DM, and changes in the exchange rates between the DM and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for the purposes of reporting the Company's consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at March 31, 1999. During the quarter ending March 31, 1999, the Company has no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management's discussion of market risk as reported on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 19, 1999, a complaint was filed in Landericht Dusseldorf Court (4th Civil Chamber) claiming patent infringement and unfair competition by Speech Design and its managing directors. Since the second quarter of 1998, Speech Design has been contesting the plaintiffs' patent, which is the subject of the complaint, in the German Patent Office. The case entitled Wolfgang Beyer KG and COM Electronic GmbH v. Speech Design GmbH, Hans Mieler and Kasimir Arciszewski, 4-0-87/99. This case is currently scheduled for a hearing on February 29, 2000. The plaintiffs have temporarily estimated, but have not limited, the damages at DM500,000 (or approximately $272,000) and are also requesting restraining order. The Company intends to defend this lawsuit vigorously and management does not believe it will have a material adverse effect on the Company.

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

                       None

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

     4.6  Amendment to Unit Purchase Option Granted to GKN Securities Corp.

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

     10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

     10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (10)

     10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association. (10)

     10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (10)

     10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank. (11)

     10.31 Amended and Restated Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Helix Capital Services, Inc. and Bogen Communications International, Inc. (11)

     10.32 Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Speech Design GmbH and Helix Capital Services, Inc. (11)

     *27.1 Financial Data Schedule

           ------------

           *Filed Herewith

           1. Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-65294), dated October 7, 1993.
           2. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
           3. Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
           4. Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.
           5. Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245) dated February 4, 1997.
           6. Incorporated by reference to the Exhibits to the Company's Annual report on Form 10-K for the year ended December 31, 1996.
           7.   Incorporated by reference to the Exhibits to the Company's
                Current Report on Form 8-K, dated November 25, 1997.
           8.   Incorporated by reference to the Exhibits to the Company's
                Current Report on Form 8-K, dated December 12, 1997.
           9.   Incorporated by reference to the Exhibits to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1997.
           10. Incorporated by reference to the Exhibits to the Company's Current Registration Form 8-K, dated May 20, 1998.
           11. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                           (Registrant)

Date: May 14, 1999               By:  /s/ Michael P. Fleischer
                                     ------------------------------------------
                                     Name:  Michael P. Fleischer
                                     Title: President



Date: May 14, 1999               By:  /s/   Yoav M. Cohen
                                     ------------------------------------------
                                     Name:  Yoav M. Cohen
                                     Title: Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)