Form 10-Q
period 1999-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1999-08-16
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    -------------

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

As of August 11, 1999, 6,709,971 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                                     3

           Consolidated Statements of Operations for the three and six months
             ended June 30, 1999 and 1998                                              4

           Consolidated Statement of Changes in Stockholders' Equity
             for the six months ended June 30, 1999                                    5

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998                                              6

           Notes to Consolidated Financial Statements                                  7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           10

         Item 3.  Market Risk Discussion                                              15


PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                                 16
           Item 2.  Changes in Securities                                             16
           Item 3.  Defaults Upon Senior Securities                                   16
           Item 4.  Submission of Matters to a Vote of Security Holders               16
           Item 5.  Other Information                                                 16
           Item 6.  Exhibits and Reports on Form 8K                                   16

               BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
     (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                                June 30,        December 31,
                                                                                  1999             1998
                                                                              -----------       -----------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                           $ 82          $ 1,048
Accounts receivable (less allowance for doubtful accounts of $325 and $424
  at June 30, 1999 and December 31, 1998, respectively)                            6,727            5,889
Inventories, net                                                                   8,577            8,229
Prepaid expenses and other current assets                                            827              759
Deferred income taxes                                                                366              470
                                                                                --------          -------
    TOTAL CURRENT ASSETS                                                          16,579           16,395
Property, equipment and leasehold improvements, net                                2,315            2,414
Goodwill and intangible assets, net                                               18,425           18,740
Other assets                                                                         223              198
                                                                                --------          -------
    TOTAL ASSETS                                                                $ 37,542          $37,747
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements                            $ 2,165          $ 2,225
Accounts payable                                                                   2,044            2,060
Accrued expenses                                                                   2,316            3,634
Income taxes payable                                                                 785            1,168
                                                                                --------          -------
    TOTAL CURRENT LIABILITIES                                                      7,310            9,087
Advances and notes payable to related parties                                        199              227
Deferred income taxes                                                              1,081            1,100
Other liabilities                                                                    415              278
                                                                                --------          -------
    TOTAL LIABILITIES                                                              9,005           10,692
                                                                                --------          -------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 1999 and December 31, 1998
Common stock- $.001 par value; 50,000,000 shares authorized; 6,709,971 and 6,654,471 shares issued and outstanding at June 30, 1999 and
  and December 31, 1998, respectively                                                  7                7
Additional paid-in-capital                                                        29,667           29,433
Accumulated deficit                                                                 (642)          (2,248)
Accumulated other comprehensive loss                                                (495)            (137)
                                                                                --------          -------
    TOTAL STOCKHOLDERS' EQUITY                                                    28,537           27,055
                                                                                --------          -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 37,542          $37,747
                                                                                ========          =======


        The accompanying notes are an integral part of these consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                              Three Months Ended                Six Months Ended
                                                           June 30,         June 30,        June 30,        June 30,
                                                             1999             1998            1999            1998
                                                          ----------       ----------      ----------      ----------
Net sales                                                 $   13,761       $   13,202      $   26,283      $   24,634

Cost of goods sold                                             6,664            6,691          12,773          12,778
                                                          ----------       ----------      ----------      ----------
    Gross profit                                               7,097            6,511          13,510          11,856

Operating expenses:
    Research and development                                   1,067              682           1,987           1,308
    Purchased in-process research and development                 --            2,905              --           2,905
    Selling, general and administrative                        4,220            3,975           8,670           7,630
    Amortization of goodwill and intangible assets               166              141             353             253

Income from operations                                         1,644           (1,192)          2,500            (240)

Other (income) expenses:
    Interest expense, net                                         22               63              85             105
    Minority interest of consolidated subsidiaries                --               97              --             254
    Other expense (income)                                        (8)             (59)              3            (100)
                                                          ----------       ----------      ----------      ----------
Income before provision for income taxes                       1,630           (1,293)          2,412            (499)

Provision for income taxes                                       495              586             806             923
                                                          ----------       ----------      ----------      ----------
Net income                                                $    1,135       $   (1,879)     $    1,606      $   (1,422)

Preferred dividends                                               --              450              --             900
                                                          ----------       ----------      ----------      ----------
Net income available to common shareholders               $    1,135       $   (2,329)     $    1,606      $   (2,322)
                                                          ==========       ==========      ==========      ==========

Basic net income per common share                         $     0.17       $    (0.94)     $     0.24      $    (1.00)
                                                          ==========       ==========      ==========      ==========
Diluted net income per common share                       $     0.14       $    (0.94)     $     0.20      $    (1.00)
                                                          ==========       ==========      ==========      ==========
Weighted average number of common
    shares outstanding-Basic                               6,772,854        2,477,103       6,681,145       2,314,964
                                                          ==========       ==========      ==========      ==========
Weighted average number of common
    shares outstanding-Diluted                             8,134,104        2,477,103       7,910,215       2,314,964
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

                                              Common Stock
                                       -----------------------      Additional                        Accumulated
                                         Number of                   Paid-In       Accumulated    Other Comprehensive
                                          Shares        Amount       Capital         Deficit              Loss           Total
                                       ------------     ------      ----------     -----------    -------------------   --------
Balance at December 31, 1998            6,654,471        $ 7        $ 29,433        $ (2,248)           $ (137)         $ 27,055

Sale of common stock                       55,500         --             234              --                --               234

Comprehensive income:
   Net income                                  --         --              --           1,606                --                --
   Translation adjustments                     --         --              --              --              (358)               --
   Comprehensive income                        --         --              --              --                --             1,248
                                        ---------        ---        --------        --------            ------          --------
Balance at June 30, 1999                6,709,971        $ 7        $ 29,667        $   (642)           $ (495)         $ 28,537
                                        =========        ===        ========        ========            ======          ========




        The accompanying notes are an integral part of these consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                 June 30,       June 30,
                                                                                   1999           1998
                                                                                 -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                         $ 1,606        $ (1,422)
       Adjustments to reconcile net income (loss) to net
          cash (used in) provided by operating activities:
            Depreciation and amortization                                            529             477
            Amortization of goodwill and intangible assets                           353             253
            Provisions for doubtful accounts and inventory obsolescence             (187)             74
            Utilization of pre-acquisition NOL charged to goodwill                    34             249
            Purchased in-process research and development                             --           2,905
            Deferred income taxes                                                    105              --
            Minority interest                                                         --             254
       Change in operating assets and liabilities:
            Accounts receivable                                                   (1,055)            202
            Inventories                                                             (685)             29
            Prepaid expenses and other current assets                                (95)            (17)
            Payables and accrued expenses                                         (1,338)           (455)
            Other                                                                    125            (103)
                                                                                 -------        --------
       Net cash (used in) provided by operating activities                          (608)          2,446
                                                                                 -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Speech Design minority interest                                    --          (4,780)
       Purchase of property, equipment and leasehold improvements                   (599)           (594)
                                                                                 -------        --------
       Net cash used in investing activities                                        (599)         (5,374)
                                                                                 -------        --------
CASH FLOW FROM FINANCING ACTIVITIES
       Advances under revolving credit agreements                                  2,692           4,700
       Payments under revolving credit agreements                                 (2,547)         (1,354)
       Proceeds from sale of common stock and warrants                               234             857
       Payments of advances and notes payable - related parties                       (1)             27
       Acquisition costs of common stock held by Geotek                               --             (33)
                                                                                 -------        --------
       Net cash provided by financing activities                                     378           4,197
                                                                                 -------        --------
       Effects of foreign exchange rate on cash                                     (137)            (76)
                                                                                 -------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (966)          1,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,048             964
                                                                                 -------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    82        $  2,157
                                                                                 =======        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                    $    75        $     98
       Cash paid for income taxes                                                    930             380

NON CASH FINANCING ACTIVITIES
       Preferred stock dividends accrued                                              --             900
       Stock issued in purchase of Speech Design                                      --           4,065



       The accompanying notes are an integral part of these consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1998 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations and cash flows for the three and six months ended June 30, 1999 and 1998 and the consolidated statement of changes in stockholders' equity for the six months ended June 30, 1999 are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

3.   Comprehensive Income

     Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $1,240 and $1,248 for the three and six months ended June 30, 1999, respectively, and total comprehensive loss to be $1,777 and $1,419 for the three and six months ended June 30, 1998, respectively. The Company's total comprehensive income (loss) represents net income
     (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.

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

     The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:


     Three Months Ended                            June 30, 1999                            June 30, 1998
                                             ------------------------------          ----------------------------
                                              Bogen           Speech Design           Bogen         Speech Design
                                             -------          -------------          ------         -------------
       Revenue from customers                $ 8,423            $ 5,363              $8,350           $ 5,098
       Operating profit                        1,004                741                 949               956


     Six Months Ended                              June 30, 1999                           June 30, 1998
                                             ------------------------------         -----------------------------
                                              Bogen          Speech Design           Bogen         Speech Design
                                             -------         -------------          -------        -------------
       Revenue from customers                $15,902            $10,430             $15,026           $9,854
       Operating profit                        1,524              1,176               1,364            1,692


     A reconciliation of reportable segment operating profit to the Company's consolidated totals for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                            Three Months Ended             Six Months Ended
                                                          June 30,      June 30,       June 30,          June 30,
                                                            1999          1998           1999              1998
                                                          -------       --------       --------         --------
     Operating profit
       Total operating profit for reportable segments      $ 1,745       $ 1,905        $ 2,700          $ 3,056
       Unallocated amounts - Purchased in-process
              research and development                                    (2,905)                         (2,905)
       Other corporate expenses                               (101)         (192)          (200)            (391)
                                                           -------      --------        -------          -------
       Operating profit                                    $ 1,644      $ (1,192)       $ 2,500          $  (240)
                                                           =======      =========       =======          =======


5.   Inventories

     Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of June 30, 1999 and December 31, 1998, inventories are as follows:

                                                    June 30,        December 31,
                                                     1999               1998
                                                   ----------       ------------

         Raw materials and supplies                $ 2,550            $ 2,490
         Work in progress                              752                880
         Finished goods                              5,275              4,859
                                                   -------            -------
                  Total                            $ 8,577            $ 8,229
                                                   =======            =======

        BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousands of Dollars, Except Share and Per Share Amounts)
                               (Unaudited)

6.   Income Per Share

     Income per common share ("EPS") has been computed based upon SFAS No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares, consisting of outstanding warrants and stock options, for the periods presented.

7.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the first six months of fiscal 1999 and 1998 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of June 30, 1999 and December 31, 1998. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries, collectively the "Company", current business strategy, projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause the Company's actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade the Company's existing products, including, but not limited to, the introduction and development of the Company's Teleserver Pro and Thor(TM) platforms; the ability of the Company to reengineer products to reduce manufacturing costs; costs changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including the current instability in Asia which may adversely affect the Company's suppliers and subcontractors; currency fluctuations; changes in regulations affecting the Company's business; the ability of the Company to locate and consummate suitable acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's internal systems, including Year 2000 issues and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999, compared to the same periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months
Ended June 30, 1998

Net Sales

Net sales increased by $559, or 4.2% to $13,761, for the three months ended June 30, 1999, as compared to $13,202 for the same period in 1998. The increase in sales primarily resulted from increased sales in the Company's Engineered Systems of $361 and Telco of $695 and was partially offset by a decrease in sales of $497 from Commercial Sound product lines.

Net sales from the Commercial Sound products decreased to $3,098 for the three months ended June 30, 1999, or 13.8% less than net sales of $3,595 for the same period in 1998. Net sales from the Engineered Systems products increased to $2,420, or 17.5%, for the three months ended June 30, 1999 over net sales of $2,059 for the same period in 1998, where a strong demand in the school market is attributed to this increase. Net sales from the Telco product increased to $8,243 for the three months ended June 30, 1999, or 9.2%, from net sales of $7,547 for the same period in 1998. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $2,880, or 17.6%, for the three months ended June 30, 1999, from net sales of $2,449 for the three months ended June 30, 1998. Foreign sales translated into U.S. dollars increased to $5,363 for the three months ended June 30, 1999, or 5.2%, over net sales of $5,098 for the same period in 1998. However, foreign net sales stated in local currency increased to 9,926 Deutsche Marks ("DM") for the three months ended June 30, 1999, or 8.5%, over net sales of 9,148 DM for the three months ended June 30, 1998.

Gross Profit

Gross profit, as a percentage of total net sales, increased to 51.6% for the three months ended June 30, 1999, compared to 49.3% for the same period in 1998.

Bogen's gross profit increased from $3,712, or 45.8% of sales in the second quarter of 1998, to $3,927, or 46.8% of sales in the second quarter of 1999. The increase is attributable primarily to cost reduction of direct materials resulting from successful negotiation of certain purchase agreements in late 1998, which were implemented in the first and second quarter of 1999. Additionally, re-engineering of certain products contributed to further cost reductions.

Speech Design's gross profit increased from $2,799, or 54.9% of sales in the second quarter of 1998 to $3,170, or 59.1% of sales in the second quarter of 1999. The increase is partially attributable to better margins on Speech Design's new platforms for the Teleserver Pro and Thor(TM) product lines.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $245, or 6.2%, for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. SG&A was $4,220, or 30.7% of net sales for the three months ended June 30, 1999, as compared to $3,975, or 30.1% of net sales for same period in 1998. The increase is primarily attributable to sales and marketing expenses incurred as part of the Company's implementation of new marketing programs for existing and newly developed product lines for its U.S. operations and the marketing of Speech Design's new Teleserver Pro and Thor(TM) platforms in Europe. Additionally, sales expenses with the implementation in the U.S of Bogen's sales strategy of increasing market share through increased coverage.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense increased to $1,067, or 7.8% of net sales for the three months ended June 30, 1999, as compared to $682, or 5.2% of net sales for the three months ended June 30, 1998. The increase is primarily attributable to the development of additional new products in the U.S. and the development of additional features for the Teleserver Pro and the Thor(TM) platforms in Europe.

Purchased In-process Research and Development

Purchased in-process research and development represents a one-time non-cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Interest expense was $22, or 0.2% of net sales for the three months ended June 30, 1999, as compared to $63, or 0.5% of net sales for the three months ended June 30, 1998. The decrease of $41, or 65.1%, primarily relates to the repayment of part of the amounts borrowed under the Company's credit line for the Speech Design acquisition.

Income Taxes

Income tax expense decreased by $91 for the three months ended June 30, 1999 to $495, as compared to $586 for the comparable period in 1998. The decrease is primarily as a result of lower foreign profits and the utilization of a portion of the U.S. operations' valuation allowance.

Minority Interest & Goodwill Amortization

On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by Mr. Kasimir Arciszewski and Mr. Hans Meiler, the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8,000 before acquisition costs, consisting of 7,570 DM (approximately $4,300) in cash and 458,000 restricted shares of the Common Stock. This transaction added an additional $4,653 to goodwill and other intangible assets subsequent to the May 20, 1998 acquisition. This transaction eliminated the minority interest, which was $157 in the first quarter of 1998.

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

Six Months Ended June 30, 1999, Compared to the Six Months Ended June 30, 1998

Net Sales

Net sales increased by $1,649, or 6.7% to $26,283, for the six months ended June 30, 1999, as compared to $24,634 for the same period in 1998. The increase in sales primarily resulted from increased sales of $854 in the Engineered Systems product line and $1,213 in the Company's Telco product line offset by decreased sales of $418 in the Company's Commercial Sound product line.

Net sales from the Commercial Sound product line decreased to $6,174 for the six months ended June 30, 1999, or 6.3% less than net sales of $6,592 for the same period in 1998. Net sales from the Engineered Systems products increased to $4,217 for the six months ended June 30, 1999, or 25.4% from net sales of $3,362 for the same period in 1998, where a strong demand in the school market is attributed to this increase. Net sales from the Telco product line increased to $15,892 for the six months ended June 30, 1999, or 8.3% from net sales of $14,679 for the same period in 1998. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $5,461 for the six months ended June 30, 1999, or 13.2% from net sales of $4,825 for the six months ended June 30, 1998. Foreign sales translated into U.S. dollars increased to $10,430 for the six months ended June 30, 1999, or 5.8% over net sales of $9,854 for the same period in 1998. However, foreign net sales stated in local currency increased to 19,057 Deutsche Marks ("DM") for the six months ended June 30, 1999, or 6.9% over net sales of 17,828 DM for the same period in 1998.

Gross Profit

Gross profit as a percentage of total net sales increased by 3.3% to 51.4% for the six months ended June 30, 1999, compared to 48.1% for the same period in 1998. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiations of certain purchase agreements which were implemented during late 1998 and early 1999.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $1,040, or 13.6% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. SG&A was $8,670, or 33.0% of net sales for the six months ended June 30, 1999, as compared to $7,630, or 31.0% of net sales for same period in 1998. The increase is primarily attributable to expenses incurred as part of the Company's implementation of a new sales and marketing programs for existing and newly developed product lines for its U.S. operations and the marketing of Speech Design's new Teleserver Pro and Thor(TM) platforms in Europe. Additionally, sales expenses with the implementation in the U.S. of Bogen's sales strategy of increasing market share through increased coverage.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,987, or 7.6% of net sales for the six months ended June 30, 1999, as compared to $1,308, or 5.3% of net sales for the six months ended June 30, 1998. The increase is primarily attributable to the development of additional new products in the U.S. and the development of additional features for the Teleserver Pro and the Thor platforms in Europe.

Purchased in-process research and development

Purchased in-process research and development represents a one-time non-cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Interest expense was $85, or 0.3% of net sales for the six months ended June 30, 1999, as compared to $105, or 0.4% of net sales for the six months ended June 30, 1998. The decrease of $20, or 19.0%, primarily relates to repayment of part of the amounts borrowed under the Company's credit line for the Speech Design acquisition.

Income Taxes

Income tax expense decreased for the six months ended June 30, 1999 to $806, as compared to $923 for the comparable period in 1998. The decrease is primarily due to a reduction of $170 in income tax expenses in Speech Design due to lower profits in 1999, offset by an increase of $53 in tax expenses in the Company's domestic operations due to higher profits in 1999.

Minority Interest & Goodwill Amortization

On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by Mr. Kasimir Arciszewski and Mr. Hans Meiler, the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8,000 before acquisition costs, consisting of 7,570 DM (approximately $4,300) in cash and 458,000 restricted shares of the Common Stock. This transaction added an additional $4,653 to goodwill and other intangible assets subsequent to the May 20, 1998 acquisition. This transaction eliminated the minority interest, which was $157 in the first quarter of 1998.

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

Liquidity and Capital Resources

During the six months ended June 30, 1999, cash utilization focused on current working capital requirements, pay-down of accounts payable and accrued expenses, tax payments and the purchase of equipment and leasehold improvements.

The Company's operating activities utilized $608 of cash. The Company's net income of $1,606 includes net non-cash charges of $834, which principally consisted of (i) depreciation and amortization of $882, (ii) a net decrease in inventory reserves and allowance for doubtful accounts of $187, (iii) utilization of acquired tax benefits credited to goodwill of $34 (iv) deferred income taxes of $105. Further, net changes in operational assets and liabilities utilized $3,048 in cash, consisting of an accounts receivable increase of $1,055; inventory increase of $685; prepaid expenses and other assets increase of $95; accounts payable and accrued expenses decrease of $1,338 and net increase in other operating assets and liabilities use of $125.

Net cash used in investing activities amounted to $599 and was used solely for the purchase of equipment and other fixed assets.

Net cash provided by financing activities amounted to $378. The Company's net borrowings were $145 under its short-term credit lines. Net proceeds from issuance of common stock, primarily through exercise of stock options, totaled $234.

As of June 30, 1999, the Company's total liabilities were $9,005, of which $7,310 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At June 30, 1999, $750 was outstanding under the working capital line of the New Facility. There were no borrowings under the acquisition revolving line.

Speech Design has short-term credit lines and overdraft facilities of approximately 6,000 DM, or $3,160, from 3 banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At June 30, 1999, 2,687 DM (approximately $1,415) was outstanding under the short-term credit lines.

Speech Design has also secured a 15,000 DM (currently $7,899) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate, which was 3.75% at June 30, 1999. There were no borrowings under the acquisition financing line at June 30, 1999.

The Company believes that it has adequate liquidity to finance its normal business activities and capital expenditures for the near term.

YEAR 2000

The Year 2000 ("Y2K") issue is the result of information technology ("IT") system programs being written using two digits rather than four digits to define the application year. Any of the Company's IT systems, products and test equipment that have date-sensitive software may recognize a date using "00" for the applicable year as the year 1900 and not the year 2000. This could result in miscalculations, system failures, or other business disruptions.

The Company has implemented a substantial part of its plan to address Y2K technology compliance for its Management Information Systems ("MIS"), products and test equipment. The plan included a review of the Company's suppliers and customers to assure that they are working toward Y2K compliance.

MIS

The Company uses MIS systems in various aspects of its business, including manufacturing, research and development, distribution and many administrative functions. On July 6, 1999, the Company successfully implemented a new Enterprise Resource Planning (ERP) system. This system is comprised of both new hardware and software and is Y2K compliant. Additional modifications will be implemented during the third and fourth quarter of this year, providing enhanced functionality. Furthermore, the Company's U.S. subsidiary's PABX (telephone system) is not Y2K ready, and is scheduled for replacements in the fourth quarter of 1999.

The Company has prioritized its MIS system into three categories: critical, necessary or other. The Company's critical and necessary systems, the loss or failure of which could result in a serious disruption of revenue or serious processing delay, respectively, are now Y2K complaint. The Company currently expects that the remainder of the Company's MIS systems will be Y2K compliant in the early part of the fourth quarter. There can be no assurance, however, that the Company's other MIS systems will become Y2K compliant by the projected time.

Currently, management estimates that the Company will incur up to $1,000 (including payments under operating leases) on system upgrade and replacement projects, which will, among other things, make the Company's MIS systems Y2K compliant. Most of these upgrades will be made during 1999. Y2K remediation programs and ongoing systems upgrade and replacement projects are funded through the Company's operations. In the first six months ended June 30, 1999, the Company spent $435 on Y2K related system upgrades and replacements, mainly through operating lease agreements.

If MIS systems and testing equipment affected by the Y2K issue were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These risks are similar to those faced by other manufacturing companies. Management does not believe that the Company's business will be materially affected by Y2K issues. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios.

Products

Less than 5% of the Company's products include embedded technology such as micro-controllers. All of the Company's current products are already Y2K ready. The Company has notified its customers via its website of some discontinued products which may not be Y2K ready. These products may not be supported by the Company. Material third party vendors have been contacted and asked to attest to Y2K compliance. Responses have been received and are being evaluated. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors.

If products affected by the Y2K were not addressed as the Company is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios.

The Company has contacted its key suppliers and vendors to assess the potential impact on the Company's operations if those third parties fail to become Y2K compliant in a timely manner. While certain of the Company's suppliers and vendors have provided the Company with written certification that the IT systems used by such third parties will be Y2K compliant prior to the Year 2000, the Company is currently in the process of identifying the potential risks of external business relationships with those third parties who have not certified to the Company as to the status of their Y2K compliance. Action steps and contingency plans related to significant third party relationships are expected to be completed by the fourth quarter of 1999.

Test Equipment and other non-MIS Systems

The Company's testing equipment and other non-MIS systems contain embedded technology such as micro-controllers included in test equipment, office equipment, environmental control equipment and time clocks. All of the Company's test equipment and non-MIS equipment, except time clocks, are Y2K ready. All time clocks are scheduled for an upgrade in the early part of the 4th quarter 1999.

If testing equipment and other non-MIS equipment affected by the Y2K were not addressed as the Company is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies.


ITEM 3. MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company's German subsidiary, Speech Design. The Company's consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design's currency is the DM, Satelco's currency is the Swiss Franc, Speech Design U.K.'s currency is the British Pound and Speech Design Israel's currency is the Israeli Shekel. All Speech Design subsidiaries' financial statements are first translated into DM, and then, Speech Design's consolidated financial statements are translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the DM, and changes in the exchange rates between the DM and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for the purposes of reporting the Company's consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at June 30, 1999. During the quarter ending June 30, 1999, the Company has no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management's discussion of market risk as reported on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 19, 1999, a complaint was filed in Landericht Dusseldorf Court (4th Civil Chamber) claiming patent infringement and unfair competition by Speech Design and its managing directors. Since the second quarter of 1998, Speech Design has been contesting the plaintiffs' patent, which is the subject of the complaint, in the German Patent Office. The case entitled Wolfgang Beyer KG and COM Electronic GmbH v. Speech Design GmbH, Hans Mieler and Kasimir Arciszewski, 4-0-87/99. This case is currently scheduled for a hearing on February 29, 2000. The plaintiffs have temporarily estimated, but have not limited, the damages at DM500,000 (or approximately $273,000) and are also requesting restraining order. The Company intends to defend this lawsuit vigorously and management does not believe it will have a material adverse effect on the Company.

The Company is not aware of any other material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1999, the Company held an annual meeting of shareholders. At the meeting, the following matters were approved by the shareholders by the following votes:

         1. Election of Directors:
                                                      For              Withheld
                                                   ---------           --------
            Yoav Stern                             5,131,371             2,650
            Jeffrey Schwartz                       5,130,871             3,150
            Zivi R. Nedivi                         5,131,371             2,650
            Kasmir Arciszewski                     5,131,371             2,650

         2. Ratification of appointment of KPMG LLP as auditors for fiscal year ending December 31, 1999:

                          For               Against             Abstain
                       ---------            -------             -------
                       5,124,071             3,550               6,400

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

    10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH d Hans Meiler.

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



                                        BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                                     (Registrant)

Date: August 16, 1999                      By: /s/ Michael P. Fleischer
                                               ---------------------------------
                                               Name: Michael P. Fleischer
                                               Title: President



Date: August 16, 1999                      By: /s/ Yoav M. Cohen
                                               ---------------------------------
                                               Name: Yoav M. Cohen
                                               Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)