Form 10-Q
period 1999-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 1999-11-16
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 1999, 6,709,971 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX




                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998                                                                    3

           Consolidated Statements of Operations for the three and nine months
             ended September 30, 1999 and 1998                                                        4

           Consolidated Statement of Changes in Stockholders' Equity
             for the nine months ended September 30, 1999                                             5

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1999 and 1998                                                        6

           Notes to Consolidated Financial Statements                                                 7


         Item 2.  Management's Discussion and Analysis of Financial Condition                        10
                  and Results of Operations

         Item 3.  Market Risk Discussion                                                             16


PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings                                                                  17
         Item 2.  Changes in Securities                                                              17
         Item 3.  Defaults Upon Senior Securities                                                    17
         Item 4.  Submission of Matters to a Vote of Security Holders                                17
         Item 5.  Other Information                                                                  17
         Item 6.  Exhibits and Reports on Form 8K                                                    17


            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  September 30,        December 31,
                                                                                       1999                1998
                                                                                 ----------------    ----------------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $    645           $  1,048
Accounts receivable (less allowance for doubtful accounts of $686 and $424
      at September 30, 1999 and December 31, 1998, respectively)                        9,664              5,889
Inventories, net                                                                        8,044              8,229
Prepaid expenses and other current assets                                               1,973                759
Deferred income taxes                                                                     366                470
                                                                                     --------           --------
       TOTAL CURRENT ASSETS                                                            20,692             16,395

Property, equipment and leasehold improvements, net                                     2,606              2,414
Goodwill and intangible assets, net                                                    19,972             18,740
Other assets                                                                              363                198
                                                                                     --------           --------

       TOTAL ASSETS                                                                  $ 43,633           $ 37,747
                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements                                $  2,916           $  2,225
Accounts payable                                                                        4,167              2,060
Accrued expenses                                                                        3,473              3,634
Income taxes payable                                                                    1,164              1,168
                                                                                     --------           --------
       TOTAL CURRENT LIABILITIES                                                       11,720              9,087

Advances and notes payable to related parties                                             206                227
Deferred income taxes                                                                   1,081              1,100
Other liabilities                                                                         398                278
                                                                                     --------           --------
       TOTAL LIABILITIES                                                               13,405             10,692
                                                                                     --------           --------

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 1999 and December 31, 1998

Common stock- $.001 par value; 50,000,000 shares authorized; 6,709,971 and
  6,654,471 shares issued and outstanding at September 30, 1999 and
  and December 31, 1998, respectively                                                       7                  7
Additional paid-in-capital                                                             29,667             29,433
Retained earnings (accumulated deficit)                                                   936             (2,248)
Accumulated other comprehensive loss                                                     (382)              (137)
                                                                                     --------           --------
       TOTAL STOCKHOLDERS' EQUITY                                                      30,228             27,055
                                                                                     --------           --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 43,633           $ 37,747
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
                                   (UNAUDITED)

                                                              Three Months Ended                  Nine Months Ended
                                                         September 30,     September 30,    September 30,     September 30,
                                                             1999             1998              1999             1998
                                                        --------------    -------------    --------------    -------------
Net sales                                               $    16,045       $    14,752       $    42,328       $    39,386

Cost of goods sold                                            7,520             7,233            20,293            20,011
                                                        -----------       -----------       -----------       -----------
    Gross profit                                              8,525             7,519            22,035            19,375

Operating expenses:
    Research and development                                  1,109               753             3,096             2,061
    Purchased in-process research and development              --                --                --               2,905
    Selling, general and administrative                       4,936             4,151            13,606            11,781
    Amortization of goodwill and intangible assets              192               166               545               419
                                                        -----------       -----------       -----------       -----------
Income from operations                                        2,288             2,449             4,788             2,209

Other (income) expenses:
    Interest expense, net                                        41                96               126               201
    Minority interest of consolidated subsidiaries             --                --                --                 254
    Other expense (income)                                       (8)              (32)               (5)             (132)
                                                        -----------       -----------       -----------       -----------
Income before provision for income taxes                      2,255             2,385             4,667             1,886

Provision for income taxes                                      677               843             1,483             1,766
                                                        -----------       -----------       -----------       -----------
Net income                                                    1,578             1,542             3,184               120
Preferred dividends                                            --                --                --                 900
                                                        -----------       -----------       -----------       -----------

Net income available to common shareholders             $     1,578       $     1,542       $     3,184       $      (780)
                                                        ===========       ===========       ===========       ===========

Basic net income per common share                       $      0.24       $      0.23       $      0.48       $     (0.21)
                                                        ===========       ===========       ===========       ===========

Diluted net income per common share                     $      0.22       $      0.20       $      0.41       $     (0.21)
                                                        ===========       ===========       ===========       ===========

Weighted average number of common
    shares outstanding-Basic                              6,709,971         6,653,468         6,690,859         3,777,024
                                                        ===========       ===========       ===========       ===========

Weighted average number of common
    shares outstanding-Diluted                            7,245,594         7,807,177         7,765,915         3,777,024
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


                                             Common Stock                           Retained         Accumulated
                                      -------------------------     Additional      Earnings            Other
                                      Number of                      Paid-In      (Accumulated      Comprehensive
                                        Shares         Amount        Capital         Deficit)           Loss             Total
                                     ------------    ----------     ---------      -----------     ---------------     ---------
Balance at December 31, 1998          6,654,471      $       7      $  29,433       $  (2,248)        $    (137)       $  27,055

Sale of common stock                     55,500           --              234            --                --                234

Comprehensive income:
   Net income                              --             --             --             3,184              --               --
   Translation adjustments                 --             --             --              --                (245)            --
   Comprehensive income                    --             --             --              --                --              2,939
                                      ---------      ---------      ---------       ---------         ---------        ---------

Balance at September 30, 1999         6,709,971      $       7      $  29,667       $     936         $    (382)       $  30,228
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
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                               September 30,     September 30,
                                                                                   1999              1998
                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                         $ 3,184           $   120
       Adjustments to reconcile net income (loss) to net
          cash (used in) provided by operating activities:
            Depreciation and amortization                                            689               703
            Amortization of goodwill and intangible assets                           545               419
            Provisions for doubtful accounts and inventory obsolescence             (488)              212
            Utilization of pre-acquisition NOL charged to goodwill                    34               544
            Purchased in-process research and development                           --               2,905
            Deferred income taxes                                                    105              --
            Minority interest                                                       --                 254
       Change in operating assets and liabilities:
            Accounts receivable                                                   (3,479)              588
            Inventories                                                              546               595
            Prepaid expenses and other current assets                             (1,234)             (172)
            Payables and accrued expenses                                            131              (341)
            Other                                                                    (21)             (140)
                                                                                 -------           -------
       Net cash provided by operating activities                                      12             5,687
                                                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Speech Design minority interest                                  --              (4,790)
       Purchase of property, equipment and leasehold improvements                   (901)           (1,006)
                                                                                 -------           -------
       Net cash used in investing activities                                        (901)           (5,796)
                                                                                 -------           -------

CASH FLOW FROM FINANCING ACTIVITIES
       Advances under revolving credit agreements                                  4,303             4,700
       Payments under revolving credit agreements                                 (3,946)           (4,125)
       Proceeds from sale of common stock and warrants                               234               862
       Payments of advances and notes payable - related parties                       (1)              118
       Acquisition costs of common stock held by Geotek                             --                 (35)
                                                                                 -------           -------
       Net cash provided by financing activities                                     590             1,520
                                                                                 -------           -------

       Effects of foreign exchange rate on cash                                     (104)              (74)
                                                                                 -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (403)            1,337

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,048               964
                                                                                 -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   645           $ 2,301
                                                                                 =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                    $   116           $   212
       Cash paid for income taxes                                                  1,208               580

NON CASH FINANCING ACTIVITIES
       Preferred stock dividends accrued                                            --               1,078
       Stock issued in purchase of Speech Design                                    --               4,065

              The accompanying notes are an integral part of these
                       consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

1.   Basis of Presentation

      The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1998 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1999 and 1998 and the consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1999 are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries, New England Audio Resource Corp. ("NEAR") and Apogee Sound International, LLC ("Apogee"), which acquired the assets of Apogee Sound Inc., a California corporation not previously affiliated with the Company ("Sound Inc.") on August 26, 1999; the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco") and Speech Design's wholly-owned subsidiaries:
     Speech Design (Israel), Ltd., Speech Design (UK), Ltd. and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

3.   Comprehensive Income

     Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $1,691 and $2,939 for the three and nine months ended September 30, 1999, respectively, and total comprehensive income to be $1,668 and $249 for the three and nine months ended September 30, 1998, respectively. The Company's total comprehensive income (loss) represents net income (loss) plus the change in the cumulative translation adjustment equity account for the periods presented.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

4.   Acquisition

     On August 26, 1999, Bogen Communications Inc., through Apogee, a newly formed Bogen subsidiary, acquired substantially all of the assets of Sound Inc., a privately owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Sound Inc.'s liabilities.

     The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair market values at the date of acquisition. In connection with the acquisition, the company recorded a non-cash investment in goodwill of approximately $1.7 million.

5.   Segments

     The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PBX market, targeting the rapidly growing European voice processing market and in unified messaging.

     The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:


         Three Months Ended                           September 30, 1999                       September 30, 1998
                                                      ------------------                       ------------------
                                                     Bogen           Speech Design         Bogen           Speech Design
                                                   --------          -------------        -------          -------------
       Revenue from customers                      $ 10,717            $ 5,451            $ 9,657            $   5,265
       Operating profit                               1,813                697              1,720                1,247



         Nine Months Ended                             September 30, 1999                       September 30, 1998
                                                       ------------------                       ------------------
                                                    Bogen            Speech Design         Bogen           Speech Design
                                                  --------           -------------       --------          -------------
            Revenue from customers                $ 26,619            $ 15,881           $ 24,683           $  15,119
            Operating profit                         3,337               1,873              3,084               2,939


     A reconciliation of reportable segment operating profit to the Company's consolidated totals for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                            1999            1998           1999            1998
                                                            ----            ----           ----            ----
     Operating profit
       Total operating profit for reportable segments      $ 2,510        $ 2,967         $ 5,210        $ 6,023
        Unallocated amounts - Purchased in-process
              research and development                                                                    (2,905)
       Other corporate expenses                               (222)          (518)           (422)          (909)
                                                          -------        -------         -------        -------
       Operating profit                                    $ 2,288         $2,449         $ 4,788        $ 2,209
                                                           =======         =======        ========       =======


            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


6.   Inventories

     Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of September 30, 1999 and December 31, 1998, inventories are as follows:

                                            September 30,     December 31,
                                                1999              1998
                                            -------------     ------------
         Raw materials and supplies           $ 3,142           $ 2,490
         Work in progress                         710               880
         Finished goods                         4,192             4,859
                                              -------           -------
                  Total                       $ 8,044           $ 8,229
                                              =======           =======

7.   Income Per Share

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

8.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the first nine months of fiscal 1999 and 1998 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of September 30, 1999 and December 31, 1998. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.   Stockholders' Equity (Subsequent Event)

     In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase (the "UPO") an aggregate of 150,000 Units at $6.60 per Unit. Each unit issuable upon exercise of the UPO would consist of one share of Common Stock and warrants to purchase two shares of Common Stock at $5.50 per share. The GKN UPO contained certain anti-dilution provisions which were broader than the anti-dilution provisions set forth in the publicly held UPOs and its original expiration date was October 7, 1998. On December 31, 1998, the Company and GKN agreed to extend the expiration date to October 7, 1999 and to amend the GKN UPO by narrowing the anti-dilution protection for GKN to that protection provided in the publicly held UPOs. This had no effect on the Company's results of operations or stockholder's equity. This GKN UPO expired on October 7, 1999.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively the "Company"), current business strategy, projected net sales, sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations, are forward-looking in nature and involve a number of risks and uncertainties Actual results, business development and events may differ materially, or may be delayed. Among the factors that could cause future events and results to differ materially are the following: competitive factors, including greater resources or name recognition of competitors, changes in technology and the Company's inability to develop or acquire new or improved products, to upgrade the Company's existing products, or reengineer products to reduce manufacturing costs; the ability of the Company to fully integrate and develop Apogee's business; changes in labor, equipment and capital costs; changes in access to, and pricing by, suppliers and sub-contractors, currency fluctuations; changes in government regulations; the ability of the Company to consummate suitable acquisitions or strategic partnerships; the availability and terms of capital necessary to finance the Company's business plans; general business and economic conditions; operating results and strategic plans of the Company's customers and marketing or strategic partners; the failure or disruption of any of the Company's internal financial, operating or reporting systems, including continued difficulty in achieving full performance of the Company's BaaN Enterprise Resource Planning software, and Year 2000 issues and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

Net sales increased by $1,293, or 8.8% to $16,045, for the three months ended September 30, 1999, as compared to $14,752 for the same period in 1998. The increase in sales resulted from increased sales of $808 in the Company's Engineered System product line, increased sales of $696 in the Telco product line offset by decreased sales of $211 in the Company's Commercial Sound product line. Net Sales in all three product lines, excluding foreign sales in the Telco product line, were slowed in the three months ended September 1999, by sales order processing and shipment delays largely associated with performance issues of Bogen's new enterprises resource planning ("ERP") system.

Net sales from the Engineered Systems product line increased to $3,386 for the three months ended September 30, 1999, or 31.3%, from net sales of $2,578 for the same period in 1998. Net sales from the Telco product line increased to $9,019 for the three months ended September 30, 1999, or 8.4%, from net sales of $8,323 for the same period in 1998. Net sales from the Commercial Sound product line decreased to $3,640 for the three months ended September 30, 1999, or 5.5%, over net sales of $3,852 for the same period in 1998.

The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $3,568 for the three months ended September 30, 1999, or 16.7% from net sales of $3,058 for the three months ended September 30, 1998. Foreign sales translated into U.S. dollars increased to $5,451 for the three months ended September 30, 1999, or 3.5% over net sales of $5,265 for the same period in 1998. Foreign sales stated in local currency increased to Deutsche Marks ("DM") 10,163 for the three months ended September 30, 1999, or 9.6% over net sales of DM 9,269 for the three months ended September 30, 1998.

Gross Profit

Gross profit for the Company, as a percentage of total net sales, increased to 53.1% for the three months ended September 30, 1999, compared to 50.9% for the same period in 1998.

Bogen's gross profit increased from $4,562, or 47.2% of sales in the third quarter of 1998, to $5,262, or 49.7% of sales in the third quarter of 1999. The increase is attributable primarily to cost reduction of direct materials resulting from successful negotiation of certain purchase agreements in late 1998 and early 1999, which were implemented in the first and second quarter of 1999. Additionally, re-engineering of certain products contributed to further cost reductions.

Speech Design's gross profit increased from $3,034, or 57.6% of sales in the third quarter of 1998 to $3,264, or 59.9% of sales in the third quarter of 1999. The increase is partially attributable to better margins on Speech Design's new platforms for the Teleserver Pro(TM) and Thor(TM) product lines, offset partially by declining foreign exchange rates.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $785, or 18.9% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. SG&A was $4,936, or 30.8% of net sales for the three months ended September 30, 1999, as compared to $4,151, or 28.1% of net sales for the same period in 1998. The increase is primarily attributable to expenses incurred as part of the Company's implementation of a new sales and marketing programs for existing and newly developed product lines for its U.S. operations and the marketing of Speech Design's new Teleserver Pro and Thor platforms in Europe. Additionally, sales expenses increased due to the implementation in the U.S. of Bogen's sales strategy of increasing market share through increased coverage.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,109, or 6.9% of net sales for the three months ended September 30, 1999, as compared to $753, or 5.1% of net sales for the three months ended September 30, 1998. The increase of $356, or 47.3%, primarily attributable to the development of additional new products in the U.S. and the development of additional features for the Teleserver Pro and the Thor platforms in Europe.

Interest Expense

Net interest expense was $41, as compared to $96 for the three months ended September 30, 1998. The decrease primarily relates to the repayment of all of the amounts borrowed under the Company's acquisition credit line for the Speech Design acquisition.

Income Taxes

Income tax expense decreased for the three months ended September 30, 1999 to $677, as compared to $843 for the comparable period in 1998. The decrease of $166 is primarily as a result of lower foreign profits resulting in a reduction in foreign income tax expense of $178, offset by an increase in domestic tax expense of $12 primarily due to higher domestic profits.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales

Net sales increased by $2,942, or 7.5%, to $42,328 for the nine months ended September 30, 1999, as compared to $39,386 for the same period in 1998. The increase in sales resulted from increased sales of $1,526 in the Company's Engineered System product line, increased sales of $1,818 in the Telco product line offset by decreased sales of $403 in the Company's Commercial Sound product line. Net Sales in all three product lines, excluding foreign sales in the Telco product line, were slowed in the nine months ended September 1999, by sales order processing and shipment delays largely associated with performance issues of Bogen's new enterprises resource planning ("ERP") system during the third quarter.

Net sales from the Engineered Systems product line increased to $7,602 for the nine months ended September 30, 1999, or 25.1%, from net sales of $6,076 for the same period in 1998. Net sales from the Telco product line increased to $24,913 for the nine months ended September 30, 1999, or 7.9%, from net sales of $23,095 for the same period in 1998. Net sales from the Commercial Sound product line decreased to $9,813 for the nine months ended September 30, 1999, or $3.9%, over net sales of $10,216 for the same period in 1998.

The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $9,032 for the nine months ended September 30, 1999, or 13.2% from net sales of $7,976 for the nine months ended September 30, 1998. Foreign sales translated into U.S. dollars increased to $15,881 for the nine months ended September 30, 1999, or 5.0% over net sales of $15,119 for the same period in 1998. Foreign sales stated in local currency increased to DM 29,219 for the nine months ended September 30, 1999, or 7.8% over net sales of DM 27,093 for the nine months ended September 30, 1998.

Gross Profit

Gross profit as a percentage of total net sales increased to 52.1% for the nine months ended September 30, 1999, compared to 49.2% for the same period in 1998. The increase in gross profit is attributable to cost reduction measures primarily through the renegotiations of certain purchase agreements which were implemented during late 1998 and early 1999.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $1,825, or 15.5% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. SG&A was $13,606, or 32.1% of net sales for the nine months ended September 30, 1999, as compared to $11,781, or 29.9% of net sales for same period in 1998. The increase is primarily attributable to expenses incurred as part of the Company's implementation of a new sales and marketing programs for existing and newly developed product lines for its U.S. operations and the marketing of Speech Design's new Teleserver Pro and Thor platforms in Europe. Additionally, sales expenses increased due to the implementation in the U.S. of Bogen's sales strategy of increasing market share through increased coverage.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $3,096, or 7.3% of net sales for the nine months ended September 30, 1999, as compared to $2,061, or 5.2% of net sales for the nine months ended September 30, 1998. The increase is primarily attributable to the development of additional new products in the U.S. and the development of additional features for the Teleserver Pro and the Thor platforms in Europe.

Purchased in-process research and development

During the nine months ended September 30, 1998, purchased in-process research and development represents a one-time non-cash charge of $2,905 of in-process research and development in connection with the acquisition of the remaining 33% equity interest of Speech Design not previously owned by the Company.

Interest Expense

Net interest expense was $126, as compared to $201 for the nine months ended September 30, 1998. The decrease of $75, or 37.3%, primarily relates to repayment of all amounts borrowed under the Company's acquisition credit line for the Speech Design acquisition.

Income Taxes

Income tax expense decreased for the nine months ended September 30, 1999 to $1,483, as compared to $1,766 for the comparable period in 1998. The decrease of $283 is primarily as a result of lower foreign profits resulting in a reduction in foreign income tax expense of $327, offset by an increase of $44 in domestic tax expenses primarily due to higher domestic profits.

Minority Interest & Goodwill Amortization

On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by Mr. Kasimir Arciszewski and Mr. Hans Meiler, the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8,000 before acquisition costs, consisting of DM 7,570 (approximately $4,300) in cash and 458,000 restricted shares of the Company's Common Stock. This transaction added an additional $4,653 to goodwill and other intangible assets subsequent to the May 20, 1998 acquisition. This transaction eliminated the minority interest, which was $254 in the first nine months of 1998.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, cash utilization focused on current working capital requirements, pay-down of assumed liabilities of Sound Inc., and the purchase of equipment and leasehold improvements.

The Company's operating activities provided $12 of cash. The Company's net income of $3,184 includes net non-cash charges of $885, which consisted of (i) depreciation and amortization of $1,234, (ii) a net decrease in inventory reserves and allowance for doubtful accounts of $488, (iii) utilization of acquired tax benefits credited to goodwill of $34, and (iv) deferred income taxes of $105. Further, net changes in operational assets and liabilities utilized $4,057 in cash, consisting of an accounts receivable increase of $3,479; inventory decrease of $546; prepaid expenses and other assets increase of $1,234; accounts payable and accrued expenses decrease of $131 and net increase in other operating assets and liabilities use of $21 in cash.

Net cash used in investing activities amounted to $901 and was used solely for the purchase of equipment and other fixed assets.

Net cash provided by financing activities amounted to $590. The Company's net borrowings were $357 under its short-term credit lines. Net proceeds from issuance of Common Stock, primarily through exercise of stock options, totaled $234.

As of September 30, 1999, the Company's total liabilities were $13,405, of which $11,720 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At September 30, 1999, $400 was outstanding under the working capital line of the New Facility, and $1,600 was outstanding under the acquisition revolving line. The acquisition line was drawn in order to finance the acquisition by Apogee of Sound Inc.'s assets.

Speech Design has short-term credit lines and overdraft facilities of approximately DM 6,000, or $3,300, from 3 banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At September 30, 1999, DM 1,629 (approximately $887) was outstanding under the short-term credit lines.

Speech Design has also secured a DM 15,000 or $8,200 credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate, which was 3.65% at September 30, 1999. There were no borrowings under the acquisition financing line at September 30, 1999.

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

The Company has implemented a substantial part of its plan to address Y2K technology compliance for its Management Information Systems ("MIS"), products and test equipment. The plan included a review of the Company's suppliers and customers to assure that they are working toward Y2K compliance. The Company uses different systems in its U.S. (Bogen) and foreign (Speech Design) subsidiaries.

BOGEN

MIS

Bogen uses MIS systems in various aspects of its business, including manufacturing, research and development, distribution and many administrative functions.

On July 6, 1999, Bogen implemented a new Enterprise Resource Planning (ERP) system. This system is comprised of both new hardware and software and is Y2K compliant. Implementation and performance problems of the ERP system has adversely impacted net sales for the periods ended September 30, 1999, and may not be fully resolved until after the fourth quarter of the current fiscal year. The Company continues to work with BaaN, the software provider for such system, and its reseller to resolve such performance problems and achieve full implementation of such system. Furthermore, Bogen's PABX (telephone system) is not Y2K ready and is scheduled for replacements during the fourth quarter of 1999.

At Apogee, Bogen's new subsidiary, the MIS system will be upgraded to a Y2K ready version during the fourth quarter.

Bogen has prioritized its MIS system into three categories: critical, necessary or other. Bogen's critical and necessary systems, the loss or failure of which could result in a serious disruption of revenue or serious processing delay, respectively, are now Y2K complaint. Bogen currently expects that the remainder of its MIS systems will be Y2K compliant in the fourth quarter. There can be no assurance, however, that Bogen's other MIS systems will become Y2K compliant by the projected time.

Currently, management estimates that Bogen will incur up to $1,200 (including payments under operating leases) on system upgrade and replacement projects, which will, among other things, make Bogen's MIS systems Y2K compliant. Most of these upgrades will be made during 1999. Y2K remediation programs and ongoing systems upgrade and replacement projects are funded through the Bogen's operations. In the first nine months ended September 30, 1999, Bogen spent $541 on Y2K related system upgrades and replacements, mainly through operating lease agreements.

If MIS systems and testing equipment affected by the Y2K issue were not addressed as Bogen is doing, they could conceivably cause technological failures throughout Bogen, disrupting normal business operations. These risks are similar to those faced by other manufacturing companies. Management does not believe that Bogen's business will be materially affected by Y2K issues. Nevertheless, Bogen expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios.

PRODUCTS

Less than 5% of Bogen's products include embedded technology such as micro-controllers. All of Bogen's current products are believed to be Y2K ready. Bogen has notified its customers via its website of some discontinued products which may not be Y2K ready. These products may not be supported by Bogen. Material third party vendors have been contacted and asked to attest to Y2K compliance. Responses have been received and are being evaluated. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors.

If products affected by the Y2K issue were not addressed as Bogen is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies. Nevertheless, Bogen expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios.

Bogen has contacted its key suppliers and vendors to assess the potential impact on Bogen's operations if those third parties fail to become Y2K compliant in a timely manner. While certain Bogen suppliers and vendors have provided it written certification that IT systems used by such third parties will be Y2K compliant prior to the Year 2000, Bogen is currently in the process of identifying the potential risks of external business relationships with those third parties who have not certified their Y2K compliance status. Action steps and contingency plans related to significant third party relationships are expected to be completed during the fourth quarter of 1999.

TEST EQUIPMENT AND OTHER NON-MIS SYSTEMS

Bogen's testing equipment and other non-MIS systems contain embedded technology such as micro-controllers included in test equipment, office equipment, environmental control equipment and time clocks. All of Bogen's test equipment and non-MIS equipment, except time clocks, are believed to be Y2K ready. All time clocks are scheduled for an upgrade in the early part of the 4th quarter 1999.

If testing equipment and other non-MIS equipment affected by the Y2K were not addressed as Bogen is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies.

SPEECH DESIGN

Speech Design has implemented a substantial part of its plan to address Y2K technology compliance for its Management Information Systems ("MIS"), products and test equipment. The plan included a review of the Speech Design's suppliers and customers to assure that they are working toward Y2K compliance.

MIS

Speech Design uses MIS systems in various aspects of its business, including manufacturing, research and development, distribution and many administrative functions.

Speech Design's MIS systems are sourced from 2 IT vendors, who certified that the software installed is Y2K ready. Speech Design does not expect any material cost associated with its MIS systems Y2K compliance.

PRODUCTS

All of Speech Design's current products are believed to be Y2K ready. Some older installed products are supported by Y2K-updates made available to customers. Material third party vendors have been contacted and asked to attest to Y2K compliance. Responses have been received and are being evaluated. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors.

If products affected by the Y2K were not addressed as Speech Design is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies. Nevertheless, Speech Design expects to have contingency plans that address the most reasonably likely worst case Y2K scenarios.

Speech Design has contacted its key suppliers and vendors to assess the potential impact on Speech Design's operations if those third parties fail to become Y2K compliant in a timely manner. While certain of Speech Design's suppliers and vendors have provided Speech Design with written certification that the IT systems used by such third parties will be Y2K compliant prior to the Year 2000, Speech Design is currently in the process of identifying the potential risks of external business relationships with those third parties who have not certified to Speech Design as to the status of their Y2K compliance. Action steps and contingency plans related to significant third party relationships are expected to be completed during the fourth quarter of 1999.

TEST EQUIPMENT AND OTHER NON-MIS SYSTEMS

Speech Design's testing equipment and other non-MIS systems contain embedded technology such as micro-controllers included in test equipment, office equipment, environmental control equipment and time clocks. All of Speech Design's test equipment and non-MIS equipment, except time clocks, are believed to be Y2K ready. All time clocks are scheduled for an upgrade in the early part of the fourth quarter 1999.

If testing equipment and other non-MIS equipment affected by the Y2K were not addressed as Speech Design is doing, they could disrupt normal business operations. These theoretical consequences are generally shared with other manufacturing companies.

ITEM 3. MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company's German subsidiary, Speech Design. The Company's consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design's currency is the Deutsche Mark ("DM"), Satelco's currency is the Swiss Franc, Speech Design U.K.'s currency is the British Pound and Speech Design Israel's currency is the Israeli Shekel. All Speech Design subsidiaries' financial statements are first translated into DM, and then Speech Design's consolidated financial statements are translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the DM, and changes in the exchange rates between the DM and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for the purposes of reporting the Company's consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at September 30, 1999. During the quarter ending September 30, 1999, the Company has no material changes of its market risk assessment.

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

On September 8, 1999, this case was settled. In the settlement agreement, Speech Design GmbH agreed to pay DM 175,000 (or approximately $94,300) to Wolfgang Beyer KG. This payment covered all past and future use of the technology claimed by the patent.

The Company is not aware of any other material pending or threatened legal proceedings to which it is a party or of which any of.


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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

               10.33 Agreement dated August 31, 1999, between Bogen Communications International, Inc. and Helix Capital Services, Inc. terminating and replacing Amended and Restated Mergers and Acquisition Engagement Agreement dated October 1, 1998.

               10.34 Agreement dated September 1, 1999, between Speech Design GmbH, and Helix Capital Services, Inc. terminating and replacing Mergers and Acquisition Engagement Agreement dated October 1, 1998.

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

   *10.33 Agreement dated August 31, 1999, between Bogen Communications
          International, Inc. and Helix Capital Services, Inc. terminating and replacing Amended and Restated Mergers and Acquisition Engagement Agreement dated October 1, 1998.

   *10.34 Agreement dated September 1, 1999, between Speech Design GmbH, and
          Helix Capital Services, Inc. terminating and replacing Mergers and Acquisition Engagement Agreement dated October 1, 1998.

   *27.1  Financial Data Schedule


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



                                        BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                       (Registrant)

Date: November 16, 1999                 By: /s/ Michael P. Fleischer
                                            -----------------------------
                                            Name: Michael P. Fleischer
                                            Title: President



Date: November 16, 1999                 By: /s/ Yoav M. Cohen
                                            ------------------------------
                                            Name: Yoav M. Cohen
                                            Title: Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)