Form 10-K
period 1999-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2000-03-31
CIK 908517

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO ______

                         COMMISSION FILE NUMBER 0-22046

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                    ----------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                 38-3114641
  (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

  50 SPRING STREET, RAMSEY, NEW JERSEY                        07446
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on March 29, 2000, as reported on the Nasdaq National Market System ("NASDAQ"), held by non-affiliates of the Registrant was approximately $46,561,005

     As of March 29, 2000, 7,513,005 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the 2000 annual meeting of stockholders of Bogen Communications International, Inc., which definitive proxy statement will be filed no later than 120 days after December 31, 1999.

                                     PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products including, but not limited to, the introduction and development of the Company's products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including recurrence of instability in Asia which may adversely affect the Company's suppliers and subcontractors; currency fluctuations; changes in United States and foreign regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's internal systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

GENERAL

     Bogen Communications International, Inc., (the "Registrant", and together with its subsidiaries, the "Company"), develops, produces and sells sound processing equipment, telecommunications peripherals and Unified Messaging products and services, through its direct subsidiaries.

     The Company's United States business manufactures and distributes commercial telecommunications and audio products through Bogen Corp. ("Bogen") and through its subsidiaries, Bogen Communications, Inc. ("BCI"), New England Audio Resource Corp. ("NEAR"), and Apogee Sound International, LLC ("Apogee").

     The Company's European business develops and markets voicemail systems and Unified Messaging products and services through Speech Design GmbH ("Speech Design"), based in Germany, and through its subsidiaries, Digitronic Computersysterm GmbH ("Digitronic"), based in Germany, Satelco AG ("Satelco"), based in Switzerland, Speech Design (Israel) Ltd.,based in Israel and Speech Design (U.K.)Ltd., based in the United Kingdom.

     As used herein, the "Company" shall refer to the Registrant, "Bogen" shall mean the business of Bogen Corp. and its subsidiaries, and "Speech Design" shall mean Speech Design GmbH and its subsidiaries.

     Bogen focuses on commercial and engineered sound equipment and telecommunication peripherals for the voice and sound processing market. For over 68 years, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, as well as for security and educational applications, and since 1991, has produced voice processing systems, including message/music-on-hold systems ("MOH"). Bogen's products are sold primarily through a network of distributors, dealers and contractors.

     Speech Design focuses on digital voice processing systems for the mid-sized Private Branch Exchange ("PABX") market, targeting the rapidly growing European voice processing market. With the launch, in late 1995, of its product family called "Memo", Speech Design has added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems. In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (2-8 ports) voice and call processing peripherals. In addition to higher capacity voice mail then possible with Memo, Teleserver also offers LAN connectivity to PC networks and ACD (automatic call distribution) functionality. In 1999, Speech Design added Unified Messaging products and services, through its flagship product Thor(TM). Thor improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs"). Thor integrates fax and voice-mail into an existing e-mail environment, and e-mail and fax into the mobile-phone environment.

     Speech Design sells through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany. Speech Design's Thor unified messaging system in its enterprise version is sold through switch manufacturers and IT system integrators. In addition, Thor unified messaging services and platforms are sold through European Internet Service Providers ("ISPs") and communications companies ("telcos").

     The Registrant is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

COMPANY HISTORY

     The Registrant, formerly known as European Gateway Acquisition Corp., was formed on May 6, 1993, with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria. On October 13, 1993, the Registrant consummated an initial public offering (the "IPO") of 1,550,000 units for $5.50 per unit. Each unit consisted of one share of the Registrant's common stock, $.001 par value per share ("Common Stock"), and two warrants (the "Warrants"), each entitling the holder thereof to purchase one share of Common Stock for $5.50 per share (the "Units"). As described below, the Company has called such Warrants for redemption, as of May 1, 2000, after which any Warrants that are not earlier exercised, will be cancelled and redeemed for $.01 per Warrant.

     Pursuant to a stock purchase agreement on August 21, 1995, as amended effective January 1, 1996, the Registrant acquired from Geotek Communications Inc. ("Geotek") approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen. As consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) warrants to purchase 200,000 shares of Common Stock; (iii) $7,000,000 in cash; (iv) a convertible promissory note in the principal amount of $500,000 and repaid in 1997, (v) an option to purchase $3,000,000 of common stock with varying exercise prices, which expired in 1997 and was not exercised, and (vi) rights to certain contingent payments, none of which became due.

     On November 26, 1997, the Company acquired all 3,701,919 shares of Common Stock and warrants held by Geotek for $18,500,000. Simultaneously with the repurchase of the Common Stock and warrants held by Geotek, the Company sold 200,000 shares of 9% Series A Convertible Preferred Stock (the "Preferred Stock") to a group of independent investment funds, for total proceeds to the Company of $20,000,000. The Preferred Stock carried a 9% semi-annual cumulative dividend which could be paid in cash or in-kind at the sole discretion of the Company. Each share of Preferred Stock was convertible at any time at the option of the holder, into 18.605 shares of Common Stock (or 3,721,000 shares of Common Stock based at the initial conversion price of $5.375). Also at the time, of the transaction described above, a new senior executive team was put in place and the Board of Directors was reconstituted.

     On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8 million before acquisition costs, consisting of DM 7,570,000 (approximately U.S. $4.3 million) in cash and 458,000 restricted shares of the Common Stock.

     On July 1, 1998, all Preferred Stock Shareholders elected to convert their Preferred Shares to Common Stock. After converting all Preferred Shares and accrued dividends (10,775 new Preferred Shares were issued as accrued interest) into Common Stock, the Preferred Shareholders received a total of 3,921,477 Common Shares of Bogen.

     On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145,000, amounted to approximately $1.2 million in cash and assumption of certain liabilities. The terms of the acquisition agreement also provide for additional cash consideration up to DM 2.8 million (or approximately $1.7 million) to be paid if Digitronic's sales during 1999 and 2000 exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition. The amount, if any, will be paid in 2001.

     On August 26, 1999, Bogen Communications Inc., through Apogee Sound International, LLC ("Apogee"), a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound Inc., a privately held company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities.

     On March 30, 2000, the Company announced that it has called all outstanding Redeemable Common Stock Purchase Warrants for redemption for $.01 per Warrant, effective on May 1, 2000. Such redemption is authorized by the terms of the Warrant Agreement dated as of October 7, 1993 following any period of twenty trading days on which the Company's Common Stock market price closes at $10 per share or higher. As of March 29, 2000,there are 7,513,005 outstanding shares of Common Stock, and Warrants for the purchase of approximately 2,569,866 shares remain outstanding. Such outstanding Warrants remain exercisable for the purchase of Common Stock for $5.50 per share until the redemption date of May 1, 2000, after which they will be cancelled and of no further force and effect.

     See below under the headings "Bogen" and "Speech Design" for a discussion of other acquisitions consummated by the Company.

BOGEN (DOMESTIC OPERATIONS)

     Since its founding in 1932, Bogen has been involved in the commercial audio industry and currently develops, sources, assembles and distributes sound processing equipment and telecommunication peripherals through its wholly-owned subsidiary, BCI.

     Bogen also markets a line of high performance, all environment speakers, based on technology of NEAR, acquired in 1997, and whose operations were recently combined into Bogen.

     Bogen's core audio products (which are sold as the Engineered Systems and Commercial Audio product lines) include: commercial audio amplifiers and speakers; related sound and intercom systems equipment for professional, industrial and commercial system applications; background and foreground music applications; and intercom and communications systems for the security and educational markets, and telephone paging systems. In the third quarter of 1999, Bogen acquired through its newly formed subsidiary, Apogee, substantially all of the assets of Apogee Sound, Inc., a privately held company headquartered in California. Through Apogee, Bogen manufactures and distributes amplifiers and speakers to the professional Audio market.

BOGEN'S PRODUCT LINES

     COMMERCIAL AUDIO

     Bogen's Commercial Audio product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, stores, etc. During 1997, NEAR's All Environment Speakers were added to Commercial Audio's product line and during 1999, Apogee's pro-audio amplifiers and speakers were added.

     Commercial Audio net sales for the years ended December 31, 1999, 1998 and 1997 were $14,129,000, $11,640,000 and $11,250,000, respectively. Commercial
Audio provided 24.1%, 22.3% and 22.6% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively. Commercial Audio net sales for 1999 include Apogee's net sales.

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

     During the second quarter of 1999, Bogen added a new line of Multi-Media Controllers, marketed under the trade name "iQuest(TM)". Its Internet Protocol ("IP") based communication format allows educators to administer, schedule, view and control educational media resources (such as multiple VCRs, DVDs, Laser Disks, and others devices) remotely located in their school's media center.

     Engineered Systems net sales for the years ended December 31, 1999, 1998 and 1997 were $9,359,000, $7,520,000 and $8,082,000 respectively. Engineered
Systems net sales accounted for 16.0%, 14.4% and 16.2% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     TELCO U.S.

     Bogen's Telco U.S. products consist of telephone-based overhead paging systems and equipment and digital message/music-on-hold players. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience. In 1997, Bogen introduced a new MOH system, Pro-Hold DRDX. The DRDX products allow music-on-hold programs to be downloaded to the user site remotely over telephone lines, using a digital modem transfer, whereas the traditional Pro-Hold required a cassette tape to be physically delivered to the user site.

     Bogen's Telco U.S. net sales for the years ended December 31, 1999, 1998 and 1997 were $13,257,000, $12,591,000 and $12,402,000, respectively. In 1997, net sales included $214,000 of the Company's discontinued Office Automated Systems product line. Speech Design also has a Telco line of products, see "Speech Design - Product Line". Telco U.S. net sales provided 22.7%, 24.2% and 24.9% of the Company's net sales for these respective years.

BOGEN'S SALES AND MARKETING

     COMMERCIAL AUDIO AND ENGINEERED SYSTEMS PRODUCT LINES

     Bogen's Commercial Audio and Engineered Systems products are marketed generally through an external field sales organization and several independent manufacturers representatives under the direction of Bogen's internal sales force. Both the external field sales group and the representatives are responsible for assigned territories. The field sales personnel receive a salary and bonus based on performance and the representatives are compensated on a commission basis. Sales agreements are maintained with all of Bogen's independent sales representatives and Engineered Systems contractors. The sales representative agreements typically permit the sale of Bogen products by the representative in a specific territory assigned to one or more sales representatives. Similarly, the Engineered Systems contractor agreements typically allow the contractor to purchase and install specific product lines in a designated territory.

     Bogen distributes its Commercial Audio products through about 1,500 active distributors, dealers and contractors, often as complete system solutions designed to satisfy an end-user's specific needs. Bogen's Commercial Audio products are stocked by virtually every major sound master distributor, industrial equipment distributor, and commercial security products distributor in North America. In addition, approximately 200 major contractors and dealers market Bogen's Engineered Systems.

     The principal users of these products are industrial, professional, commercial and civic concerns and institutions such as schools, nursing homes, correctional facilities, retail stores, restaurants and churches. Bogen's management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

     The Apogee product line was acquired by Bogen in August 1999 and consists of a worldwide network of over 200 distributors, touring companies, and contractors who specialize in the area of entertainment sound systems. The wide Apogee line includes speakers and speaker systems, amplifiers, processors and system balancing and design equipment. Apogee speaker products range from compact cabinets for foreground music applications to large arrays that can accommodate applications in theaters, arenas, stadiums, and other larger facilities where high-quality entertainment sound is required. In addition to a base of loyal customers in the United States, approximately 40% of Apogee's business is derived from export sales.

     TELCO U.S. PRODUCT LINES

     Bogen distributes its Telco products to approximately 70 distributors who operate over 250 telecommunications distribution centers. These distributors sell to thousands of telecommunications installers or interconnects across North America. In addition to its distribution network, Bogen has a relationship with over 100 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply private label overhead paging systems to Lucent Technologies ("Lucent").

     Bogen markets its Telco products through over 50 independent manufacturer's representatives who sell Bogen's Telco and other complementary products to distributors and interconnects in their territory on an exclusive basis. The manufacturer's representatives and Lucent are supported by Bogen internal sales and service staff. In 1999, Telco U.S. had one customer to whom sales were 10% of total Company revenues.

     NEW PRODUCTS INTRODUCTION

     During 1999, Bogen's the Easy Install(TM) Speakers (2 models) and Easy Design(TM) Speakers (5 models) were introduced to the market. These products and their corresponding design support tools are targeted at market segments that require faster install time and have little experience in designing sound systems. Although the speakers were initially designed for Telco products, they are adaptable for all of Bogen's product lines.

     BOGEN'S SALES OUTSIDE THE U.S.

     Although Bogen's sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative with offices throughout Canada. Telco U.S.'s export sales to Europe are handled through the Company's subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas). Sales outside the U.S. accounted for less than 10% of Bogen's revenues in each of the last three fiscal years. Bogen recognizes sales as foreign based upon shipping destination.

BOGEN'S SOURCING AND MATERIALS

     All components and raw materials used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon established suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent elsewhere in East Asia, and the United States. These suppliers and sub-contractors either produce sub-assemblies for use in the finished product or produce and assemble the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications.

     In view of periodic economic instability in Asia, the Company takes precautions to ensure that production will continue without interruption such as assuring, to the extent practicable, that alternative sources of supplies and subcontractors are available. There can be no assurance, however, that events beyond the Company's control, including, without limitation, the financial requirements of any of the Company's suppliers and subcontractors, will not disrupt the production schedule or the Company's source of supplies. Any such disruption may have a material adverse effect on the Company's results of operations.

BOGEN'S PATENTS AND TRADEMARKS

     "Bogen(R)" is a trademark of the Company, which is registered in the United States and in certain foreign countries throughout the world. This trademark expires in the United States in March 2000 and the Company filed for renewing it for an additional 10 years. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000(R)". This trademark is utilized in connection with Engineered Systems and expires in June 2001. In addition, Bogen holds a U.S. trademark for the mark "Speech Design(R)", which will expire on December 31, 2006 and which can be renewed at that time for an additional ten years. The Company believes that certain of these trademarks provide substantial value to the Company.

     In June 1998, Bogen was awarded a patent for the technology of its Pro Matrix(TM) amplifier product In June 1999, Bogen was awarded a US patent for its Pro DRDX product (an MOH system) technology. In addition, the Company has one pending patent application for its automatic paging system technology ("APS2000") and additional pending claims for MOH. NEAR(TM) has two patents related to its speaker products, one for its MLS (Magnetic Liquid Suspension) Spider less cone speaker expiring in 2011 and the other for an in-ground sub-woofer, which was granted in 1998, expiring in 2015.

     In 1999 the Company applied for a patent for its highly innovative Easy Install(TM) speakers and the NEAR A-Series(TM) speakers.

BOGEN'S RESEARCH AND DEVELOPMENT

     Bogen's in-house engineering department is responsible for research and product development ("R&D") as well as continuing product support. During 1999, R&D focused on a number of projects conceived to further strengthen Bogen's leadership and competitive stance in all four major Bogen product lines:

         COMMERCIAL AUDIO

     During 1999, Bogen finalized a higher powered version of market-leading Gold Seal(TM) Series Amplifiers, the GS250. At 250 watts, the GS250 is the highest powered "packaged" amplifier on the market, and has quickly became a leading seller in the line. Work was initiated on the Company's new high powered, modular power amplifier line as well. This new line is designed specifically to successfully capture significant market share from Bogen's primary competitor in mid-level, modular based sound applications. Further, the versatility and higher power levels of this new modular line will allow Bogen to compete in the larger Pro Sound market segment, a new area of potential growth for Bogen.

     For Bogen's NEAR line of products, R&D was focused on a new, highly competitive all weather speaker series. Employing the unique and patented NEAR MLS (Magnetic Liquid Suspension) and MDT (Metal Driver Technology), these speakers have been designed to sell through Bogen's Commercial Audio channel, as well as through the HIFI channel. Bogen believes the new speakers are superior in every way to the current sales leaders in those markets, and are expected to capture market share away from major brands such as JBL and others.

     ENGINEERED SYSTEMS

     During 1999, two models of high voltage ring adapters were introduced to meet market demand for a means by which common, generally available, telephones could be used with the Multicom(TM) system. Additionally, much work was done on an enhanced Windows version of the MCPCI program. This software product allows programming and diagnostics to be performed on Multicom system from a remote PC via a Modem connection. In a continuous improvement effort, Bogen's engineering department worked closely with consultants to refine and improve the installation methods and documentation of the advanced Multicom-DCS(TM) product line.

     TELCO

     During 1999, the R&D department finalized a new generation of its unique Automated Paging System, APS 2000(TM) wireless paging system. The new APS "Custom" series allows remote computer programming and maintenance of the system, and adds many elements of custom programming flexibility for the user/owner/installer. Lucent Technologies ("Lucent") introduced the custom version of the APS during the latter half of 1999. Additionally, the R&D group completed design of a new TPU(TM) series amplifier to augment their top selling 70v TPU series, a market leader for many years. This new amplifier, the TPU250, is the highest powered 70v telephone paging amplifier on the market, and expected to garner the company even more business in large paging system applications. This same amplifier with modifications is also sold as a Lucent product.

     Much of the latter part of 1999 was devoted to designing/customizing products for Lucent. Over 40 products have been developed specifically for Lucent. Introduced at the end of 1999, they should have material effect on Bogen's sales in the year 2000.

     For MOH, another of Telco product line, Bogen created a CE approved version of the ProHold DRDX(TM) product for Speech Design, which markets it in Europe under the name Mozart Net(TM).

     ALL PRODUCT LINES

     To attend to Bogen's traditional markets, a new line of high-powered, dual channel amplifiers with unique and flexible features was in development during the year. These amplifiers combine high styling as well as many advanced features that provide excellent application flexibility and reliability in a compact package. Work done in conjunction with an OEM vendor during 1999 is providing two new models of rack mounted microphone/line mixers designed to address a weak product coverage area in Bogen's current offering. Similarly, a new line of microphones, also from an OEM vendor, will improve Bogen's product scope in that area. There can be no assurances that any new products will be able to compete with similar products offered by other manufacturers.

     Research and development expenditures for the years ended December 31, 1999, 1998, and 1997 were $1,971,000, $1,567,000 and $1,665,000 respectively.

BOGEN'S COMPETITION AND MAJOR CUSTOMERS

     Bogen's competition varies by market and product line. Bogen competes on name recognition, price, delivery, availability, innovation and product features and quality. However, such factors vary in relative importance depending on the markets and products involved. Bogen has concentrated on markets in which it believes that it can obtain a significant market share, be one of the top two or three suppliers or which have substantial growth potential. Bogen's key strength continues to be its distribution channels and name recognition, especially in the school market, background/foreground music market, and the security markets.

     The Commercial Audio customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market.

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

     Bogen's Telco U.S. products compete in the Music-On-Hold (`MOH") and over-head paging niches of the Telco market. In the MOH market, Bogen's competitors are relatively small companies that offer basic systems. Competition also comes from the many telephone system manufacturers, which offer small voice mail systems as options to their telephone equipment. In the over-head paging market, Bogen's main competitor is Valcom, Inc., a company which has been established in this market for several decades. Several other U.S. companies, which have been losing market share over the past few years, and several companies attempting to enter the market also compete with Bogen's over-head paging products. Bogen believes it has increased its share in recent years.

BACKLOG OF ORDERS

     As of December 31, 1999, Bogen had a backlog of firm orders of about $1,733,000, all of which it expects to fill within 2000. As of December 31, 1998, Bogen had a backlog of firm orders of approximately $852,000, all of which were filled in 1999.

SPEECH DESIGN (FOREIGN OPERATIONS)

     Speech Design, located in Munich, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies.

     Speech Design product lines include voice mail systems, automated attendants, digital announcers, message/music-on-hold systems and Unified Messaging products and services. Speech Design's products are in the Telco line of products.

     In late 1995, Speech Design launched its "Memo(TM)" product line of stand-alone non-PC based voice mail peripherals for small-to-medium PABXs. The high-end Memo-CDA model includes a CD based music and information on hold system. Memo offers full integration with most of the popular PABX models on the European market and has rapidly become one of the fastest selling voice mail systems in the 2 - 4 port (channel) category. In late 1998, Speech Design introduced the "Teleserver Pro(TM)" range of modular, higher-end (2 - 8 port) voice and call processing peripherals. In addition to higher capacity voice mail than possible with Memo, Teleserver also offers ACD (automatic call distribution) functionality.

     On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet based unified messaging products. Digitronic's flagship product, Thor(TM), improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs"). Thor integrates fax and voice mail into an existing e-mail environment. The user can retrieve and manipulate all messages either locally, using the familiar PC-desktop or remotely, via an Internet computer, telephone or fax machine from anywhere in the world. Services such as listening to e-mails on the telephone, forwarding e-mails or faxes to a fax machine nearby, or message notification to a mobile phone are available. Thor has been sold to several major ISPs operating in Europe, including America On Line, 1&1, GMX, freenet, Easynet and others. The enterprise version, compatible with MS Exchange, Lotus Notes and other corporate e-mail servers, was launched in mid-1999.

SPEECH DESIGN'S PRODUCT LINE

     Speech Design's products are in the Telco line. Telco net sales provided by Speech Design were $21,742,000, $20,352,000 and $18,045,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Speech Design Telco sales amounted to 37.2%, 39.1% and 36.3% of the Company's net sales for these years.

SPEECH DESIGN'S SALES AND MARKETING

     The general market for Speech Design's products is the underdeveloped, but rapidly growing, European voice processing market for commercial and industrial end-users. According to the Company's estimates, the current penetration in Europe of applications such as voice mail is very low compared to the levels in the U.S. In 1999, Speech Design entered the innovative and rapidly growing Unified Messaging market.

     In 1994, Speech Design launched a program to establish an international market presence. Speech Design signed distribution contracts with partners in ten European countries and gained entry in telecom, telegraph and telephone in most major European markets. Also on July 1, 1994, Speech Design acquired a 67% interest in Satelco, a Swiss company, which is a marketer of telephone peripherals and a distributor of Speech Design's and Bogen's products. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. In late 1996, Speech Design signed a distribution agreement with GEC, a partially owned Siemens subsidiary, the second largest distributor of PABX peripherals in the UK. Sales outside of Germany constituted 18% of total sales in 1999 (down from 27% in 1998, mainly due to the first-time inclusion of Digitronic with its mainly German sales, and because of some structural changes in a customer organization in Belgium).

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

     Speech Design sells its products through resellers. In Germany, Speech Design's main customers are sales organizations of leading PABX manufacturers and major independent dealers. In other European countries, Speech Design has exclusive agreements with national distributors, which in Switzerland and the UK are Speech Design subsidiaries, which market to the reseller base in their respective territories. Sales to two customers of Speech Design totaled approximately $13,600,000, each accounting for 35% and 28%, respectively, of Speech Design's net sales in 1999.

     Thor unified messaging systems are sold through enterprise sales channels (PABX manufacturers and IT system integrators) to corporate customers. In 1999, Speech Design has focused on developing a revenue-sharing business model from Thor services sold through Internet Service Providers ("ISPs") and mobile communications companies ("telcos"). The ISP or mobile operator provides access to their customer base and marketing support. The end-user pays a per-minute toll to access Thor services (for example e-mail reading on the mobile phone) and a portion of this revenue is passed back to Speech Design. Some agreements also include monthly service fees.

     GERMANY

     In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Alcatel, Bosch Telecom, DeTeWe and Philips. Over 75% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people. Speech Design's own sales and technical team of 20 individuals supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency. In the fourth quarter of 1999, Speech Design entered into an OEM agreement with Deutsche Telekom ("DT"), under which DT will resell the full range of Speech Design's voice mail products. DT, Europe's largest telecommunications company, will offer the systems under its own "Octopus Mail" trademark to its installed base of customers, as well as to new switch customers.

     Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a market entry barrier to potential competitors.

     For the enterprise version of Thor, Speech Design uses the existing PABX sales channel and builds an additional IT system integrator reseller network. For Thor ISP and telco services, major German corporations in this field are being approached directly by Speech Design's senior key account executives.

     OUTSIDE OF GERMANY

     Speech Design utilizes exclusive national distributors in all major European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, The United Kingdom, Sweden and Switzerland). These distributors - other than Satelco AG and Speech Design's wholly owned U.K. subsidiary - are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of

PABXs. In order to achieve the Company's planned rate of growth in export sales, Speech Design has transferred some of the marketing methods used in Germany to its other markets. There can be no assurance, however, that such methods will prove successful in achieving further growth in these markets. Thor services are being offered to selected European ISPs and telcos by Speech Design's key account managers based in Germany.

SPEECH DESIGN'S SOURCING AND MATERIALS

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

SPEECH DESIGN'S RESEARCH AND DEVELOPMENT

     Speech Design's in-house engineering department is responsible for research and development and production engineering of all Speech Design products. In 1998, the R&D department focused on the development of Speech Design's next generation call processing platform, Teleserver Pro. Teleserver Pro incorporates a modular suite of telecom applications, including voice mail, auto attendant, information & music on-hold and automatic call distribution. Upgrades and additional applications may be introduced over time via CD ROM and plug-in modules. Teleserver Pro is a higher-end addition to Speech Design's popular Memo line of voice mail and related products. The new system enables configurations up to 8 ports (telephone channels) and 37 hours of voice storage, making it suitable for larger businesses than served by Memo (maximum configuration: 4 ports/7hrs). Additionally, Speech Design developed Memo Lite, a low-end voice mail platform on a single board, aimed at small telephone systems of up to 15 extensions/voice mailboxes. Teleserver Pro`s voice mail/auto attendant/music & information on-hold modules were successfully launched in 1999. The automatic call distribution module is in the market introduction phase. Memo Lite is mainly sold to Deutsche Telekom.

     The R&D team responsible for the development of the Thor unified messaging platform and services is based at Digitronic in Northern Germany. In 1999, the main effort was to develop a turn-key system aimed at ISPs and mobile telcos, enabling such customers a rapid service rollout with a minimum investment of own in-house resources. The package includes web-based registration infrastructure, database management and customized front-end design.

     Research and development expenditures for the years ended December 31, 1999, 1998 and 1997 were $2,448,000, $1,368,000 and $926,000, respectively. The bulk of the increase results from the first-time inclusion of Digitronic, and the development effort of Thor as a service platform. In addition, some R&D work was subcontracted to freelance programmers to complete the development of the Teleserver call distribution subsystem.

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

SPEECH DESIGN'S BACKLOG OF ORDERS

     As of December 31, 1999, Speech Design had a backlog of firm orders of approximately $1,012,000, all of which it expects to fill in 2000. As of December 31, 1998, Speech Design had a backlog of firm orders of approximately $1,468,000, all of which were filled in 1999.

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

     All Speech Design products have been adapted to the technical (PTT-approvals) and commercial audio requirements of West European markets. All Speech Design products carry the Community European ("CE") marking, which is the equivalent of a UL certification in the United States.

     In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. In 1996, the Quality Mark was extended to include Speech Design's Israel and U.K. subsidiaries. ISO 9001 is an internationally recognized Quality Assurance certification.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 289 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. 22 of Bogen's U.S. employees are subject to collective bargaining agreements, which expire in June and September of 2000. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446, which is subleased from an unaffiliated third party. Bogen also maintains its principal warehouse and executive offices at that location. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and expires on December 31, 2000. Annual base rental payments over the remainder of the lease are approximately $670,000, plus taxes and other expenses. The Company is currently negotiating to extend the existing lease.

     Speech Design leases its facilities in Munich, Germany, under a lease expiring in May 2005. It is comprised of a warehouse and executive offices, covering a total of 13,500 square feet. Speech Design also has subsidiaries which have leases in Holm, Germany, Israel, the UK and Switzerland. Speech Design and subsidiaries' aggregate annual rental payments are approximately $335,000.

     Apogee leases approximately 30,000 square feet for its facility in Petaluma, California under a lease, which commenced on August 27, 1999, and expires on March 31, 2005. Current annual rental payments in 1999 were approximately $392,000.

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

     On September 8, 1999, this case was settled. In the settlement agreement, Speech Design GmbH agreed to pay DM 175,000 (approximately $94,300) to Wolfgang Beyer KG. This payment covered all past and future use of the technology claimed by the patent.

     The Company is not aware of any other material pending or threatened legal proceedings to which it is a party or of which any of.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                     PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Registrant's Common Stock and Warrants currently trade on the NASDAQ National Market System ("NASDAQ") under the symbols "BOGN" and "BOGNW," respectively. Until August 4, 1998, the Registrant's Common Stock, Warrants and Units were quoted on the American Stock Exchange, under the symbols BGN, BGNW and BGNE respectively.

     The following table sets forth the range of high and low bid prices for the Common Stock, Warrants and Units for each of the fiscal quarters during the period from January 1, 1997 through December 31, 1999, as reported by the OTC Bulletin Board. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                           JANUARY 1 TO MARCH 31, 1997

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        4 1/4           3 1/8
        Warrants....................................................        15/16             9/16

                            APRIL 1 TO JUNE 30, 1997

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        5               3 1/8
        Warrants....................................................        1 1/16            9/16

                          JULY 1 TO SEPTEMBER 30, 1997
        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        5 13/16         4 1/8
        Warrants....................................................        1 7/16            11/16

                         OCTOBER 1 TO DECEMBER 31, 1997

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        7 3/8            4 5/8
        Warrants....................................................        2                  7/8

                           JANUARY 1 TO MARCH 31, 1998

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        8 15/16         6 3/8
        Warrants....................................................        3 3/8           1 1/2

                            APRIL 1 TO JUNE 30, 1998

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        9 5/16          7
        Warrants....................................................        3 15/16         2 1/16

                          JULY 1 TO SEPTEMBER 30, 1998

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        8 1/4           4 3/4
        Warrants....................................................        3 1/4           1 1/64


                         OCTOBER 1 TO DECEMBER 31, 1998


        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        7 1/4           4
        Warrants....................................................        2 3/4             1/2


                           JANUARY 1 TO MARCH 31, 1999

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................         8 5/8          5 13/16
        Warrants....................................................         3 3/8          1 11/16

                            APRIL 1 TO JUNE 30, 1999

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        9 3/8           6 1/8
        Warrants....................................................        3 7/16          1 11/16

                          JULY 1 TO SEPTEMBER 30, 1999

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        6 15/16         5 7/16
        Warrants....................................................        2 7/16          1 1/4

                         OCTOBER 1 TO DECEMBER 31, 1999

        SECURITY                                                           HIGH ($)        LOW ($)
        --------                                                           --------        -------
        Common Stock................................................        9 5/16          5 1/4
        Warrants....................................................        2 5/8           1 1/8

      The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations and currently does not anticipate paying any dividends on the Common Stock in the foreseeable future.

     As of March 29, 2000, there were approximately 41 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information for the Company and should be read in conjunction with the more detailed consolidated financial statements and the notes thereto. See "Item 8. Financial Statements and Supplementary Data."

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                      1999       1998          1997        1996       1995
                                                                    -------     -------      -------     -------     -------
Net sales.......................................................    $58,487     $52,103      $49,779     $46,269     $44,518

Gross profit....................................................    $30,093     $25,445      $23,094     $21,265     $17,180

In-Process Research and Development.............................         --     $ 3,885           --          --          --

Income (loss) from operations...................................    $ 5,206     $ 2,730      $ 5,093     $ 4,658     $  (637)

Net income......................................................    $ 3,500     $   342      $ 2,665     $ 2,008     $(4,543)

Preferred dividends.............................................         --     $   900      $   178     $    --     $    --

Net income (loss) available to common shareholders..............    $ 3,500     $  (558)     $ 2,487     $ 2,008     $(4,543)

Net income (loss) per common share - Basic......................    $  0.52     $ (0.12)     $  0.46     $  0.35     $ (1.37)

Net income (loss) per common share - Diluted....................    $  0.45     $ (0.12)     $  0.46     $  0.35     $ (1.37)


--------------------------------------------------------------------------------

                  BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                            1999     1998        1997         1996        1995
                                                                          -------   -------     -------     -------      -------
Total assets (1)...................................................       $43,478   $37,747     $31,970     $31,386      $31,304

Long-term debt (net of current maturities).........................      $    699   $   227     $   212     $   370      $ 3,458

     (1) Refer to footnote 2 in the consolidated financial statements for a discussion of the "Push-Down" of goodwill to Bogen.

     The Company did not pay a cash dividend on the Common Stock during any period indicated.

     For accounting purposes, the Business Combination in 1995 was treated as a joint acquisition of the Company by Bogen and Speech Design, companies that were under the common control of Geotek. The transaction is considered a reverse acquisition ("Reverse Acquisition") with Geotek as the acquirer for accounting purposes. The selected financial data of the Company presented below reflect the combination of Bogen and Speech Design in a manner similar to a pooling-of-interests. Accordingly, the selected financial data of the Company presented below reflects the operations of Bogen and Speech Design.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements and the following discussion include the Registrant's 99% owned subsidiary Bogen; Bogen's wholly-owned subsidiary, BCI; BCI's wholly-owned subsidiaries, NEAR and, as of August 27, 1999, Apogee; Speech Design, a wholly-owned subsidiary of the Registrant as of May 21, 1998, when the Registrant acquired the remaining 33% equity it did not previously own; Satelco, a 67% owned subsidiary of Speech Design; and Speech Design's wholly-owned subsidiaries, Speech Design (Israel) Ltd., Speech Design (UK) Ltd., and Digitronic, which was acquired December 31, 1998. All significant inter-company balances and transactions have been eliminated in consolidation.

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

NET SALES

     Net sales of $58,487,000 for 1999 increased 12.2% from 1998 net sales of $52,103,000. Approximately 53% of the improvement came from organic growth at Bogen and Speech Design. The remainder was a result of the acquisitions of Digitronics and Apogee, representing $1,337,000 and $2,133,000, respectively. Bogen's revenues, excluding Apogee grew by 9%, mainly in Engineered Systems, which increased $1,839,000 over 1998. Speech Design revenues, excluding Digitronics, were virtually flat compared to 1998. Although in local currency Speech Design revenues grew 4.6%, currency exchange fluctuation negatively impacted reported revenues.

     Telco net sales in 1999 amounted to $34,999,000 compared to $32,943,000 in 1998, an increase of $2,056,000 or 6.2%. The increase of Telco sales is primarily attributable to domestic net sales, which increased 5.3%, from $12,591,000 to $13,257,000 and to the addition of Digitronics's revenues in our foreign sales segment. Foreign net sales amounted to $21,742,000 in 1999 as compared to $20,352,000 in 1998, an increase of 6.8%. Foreign net sales stated in local currency increased to 40,245,000 Deutsche Marks ("DM") in 1999, 12.0% over net sales of 35,943,000 DM for 1998. Bogen's Telco net sales in 1999 increased 5.3%, from $12,591,000 to $13,257,000.

     Net sales of Commercial Audio products amounted to $14,129,000 in 1999, an increase of 21.4% from net sales of $11,640,000 of such products in 1998. This increase is primarily due to the addition of the Apogee product line, higher sales volume, and a better focus by the Company's commercial audio sales force.

     Net sales of the Engineered System line increased $1,839,000, or 24.5%, from $7,520,000 in 1998 to $9,359,000 in 1999. This increase is primarily attributed to expanding the Bogen sales force and increased availability of funding for school technology and communications installations.

     All of the Company's product lines are distributed domestically through Bogen. Some products are distributed in both domestic and overseas markets. European Telco distributions are made through Speech Design.

GROSS PROFIT

     The Company's gross profit in 1999 was $30,093,000, or approximately 51.5% of sales, an increase of $4,648,000, or 18.3%, compared to $25,445,000, or 48.8%
of sales, in 1998.

     Bogen's gross profit increased from $13,986,000, or 44.0% of sales in 1998, to $17,141,000, or 46.6% of sales in 1999. This increase is due primarily to a reduction of direct materials from successful negotiation with suppliers in 1999 and a moderate price increase in the second quarter of 1998 for the Engineered Systems product line. In addition, re-engineering of certain products contributed to further cost reductions.

     Speech Design's gross profit increased from $11,459,000 in 1998 to $12,952,000 in 1999. Gross profit as a percentage of sales increased from 54.0% to 59.6% from 1998 to 1999. The increase in gross profit as a percentage of sales is primarily a result of increased sales of products with higher contribution margins.

IN-PROCESS RESEARCH & DEVELOPMENT

     During 1998, the Company recorded charges of $3,885,000 for the write-off of in-process R&D acquired in connection with the Company's business acquisitions. The charges were comprised of (i) $2,905,000 as an in-process R&D charge for the purchase of the remaining 33% equity in Speech Design not previously owned by the Company and (ii) $980,000 for the acquisition of Digitronic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased by $4,319,000, or 28.3%, from 1998 to 1999. SG&A expense was $19,602,000, or 33.5%
of sales, in 1999 compared to $15,283,000, or 29.3% of sales, in 1998. This planned increase is generally a result of expenses incurred as part of the Company's implementation of new sales and marketing programs for existing and new product lines at Bogen, the marketing of Speech Design's new Teleserver Pro and Thor platforms in Europe, and the establishment of a sales force at Speech Design to address the PABX after-market. Additionally, the Company incurred certain costs for the installation and implementation of an enterprise resource planning (ERP) system at Bogen. SG&A expenses also increased approximately $1,481,000 due to the additions of Digitronics and Apogee.

ONGOING RESEARCH AND DEVELOPMENT

     Research and Development expense (R&D) was $4,419,000, or 7.6% of sales in 1999, compared to $2,935,000, or 5.6% of sales in 1998. This represents a planned $1,484,000 increase from 1998. The increase is primarily attributable to the additional development costs for Speech Design's Teleserver Pro and Thor products, continuing development of new products at Bogen, and the effects of the Digitronics and Apogee acquisitions, which approximated $385,000.

INTEREST EXPENSE, NET

     Interest expense, net, was $208,000 in 1999, a decrease of $67,000, or 24.4%, from to $275,000 in 1998. The decrease is primarily a result of the Company's overall reduced borrowing requirements on short-term credit lines from 1998, offset by additional interest expense on short-term debt assumed with the Digitronic acquisition on December 31, 1998, and the assumption or payment of liabilities related to the Apogee acquisition.

INCOME TAXES

     The Company incurred approximately $1,437,000 in taxes in 1999, a $472,000 decrease from 1998. Foreign taxes decreased by $544,000, mainly as a result of reduced profits. Domestic taxes increased by $72,000, resulting from increased profits at Bogen.

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

     Net sales of Commercial Audio products amounted to $11,640,000 in 1998, an increase of 3.5%, from net sales of $11,250,000 of such products in 1997. This increase is primarily due to higher sales volume and better focus of the Company's commercial audio sales force.

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

     Bogen's gross profit increased from $13,241,000, or 41.7% of sales in 1997, to $13,986,000, or 44.0% of sales in 1998. This increase is due primarily to a reduction of costs of direct materials resulting from successful negotiation with suppliers in late 1997 and a price increase in the second quarter of 1998 for the Engineered Systems product line.

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

IN-PROCESS RESEARCH & DEVELOPMENT

     During 1998, the Company recorded charges of $3,885,000 for the write-off of in-process R&D acquired in connection with the Company's business acquisitions. The charges were comprised of (i) $2,905,000 as an in-process R&D charge for the purchase of the remaining 33% equity in Speech Design not previously owned by the Company and (ii) $980,000 for the acquisition of Digitronic.

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

INTEREST EXPENSE

     Interest expense, was $275,000 in 1998, a decrease of $154,000 or 35.9%, as compared to $429,000 in 1997. The decrease primarily relates to the new revolving credit line BCI entered into in April 1998, which decreased BCI's borrowing rate to an average interest rate of 8% at December 31, 1998, compared to 9% at December 31, 1997.

INCOME TAXES

     The Company incurred approximately $1,909,000 in taxes, a $415,000 increase from 1997. The increase is due to increased profits, both domestic and foreign. Foreign taxes increased by $469,000, which is directly attributable to increased profits. Domestic taxes decreased by $54,000, principally reflecting the utilization of post acquisition NOL carry-forwards in the amount of $363,000, offset by the pre-acquisition tax benefits.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     During 1999, the Company continued to focus on long-term growth in its profitable product lines. Cash utilization focused on current working capital requirements, the payoff of acquisition-related debt, and systems hardware and software improvements.

     The Company's operating activities generated $1,192,000 of net cash. The Company's net income of $3,500,000 included net non-cash charges of $2,012,000, which were: depreciation and amortization expenses of $1,899,000; increased accounts receivable and inventory obsolescence reserves of $484,000; and acquired tax benefits charged to goodwill of $107,000. These non-cash expenses were partly offset by deferred income taxes benefits of $478,000. Accounts receivable increased by $2,806,000, inventory increased by $1,484,000, accounts payable decreased by $71,000, and net changes in other operating assets and liabilities amounted to $101,000.

     Net cash expended for investing activities amounted to $1,861,000 in 1999, including $1,825,000 for equipment, computer hardware and software, and other fixed assets and $36,000 for goodwill and other intangible assets.

     Net cash provided by financing activities was $381,000. The Company received $757,000 from the sale of warrants and stock options and increased the outstanding balance under existing lines of credit by $323,000. The Company paid down $422,000 in acquisition-related debt and $180,000 of capitalized lease obligations and incurred approximately $97,000 in secondary offering costs.

     As of December 31, 1999, the Company's total liabilities were $13,083,000, of which $11,360,000 is due and payable within one year.

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

     On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces the previous facility. The New Facility provides, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line. The New Facility bears interest at either the bank's prime rate or, at the borrower's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The New Facility is collateralized by substantially all the domestic assets of the Company and guaranteed by Bogen. The Company is required to meet certain working capital and financial covenants, with which it was in compliance as of December 31, 1999.

     Speech Design has credit lines and overdraft facilities of approximately 8,000 DM (approximately $4.1 million) from three area banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a 15 million DM ($7.7 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

     As of December 31, 1999, Bogen had short-term domestic borrowings outstanding under the New Facility of $1,150,000, all of which was under the working capital line.

     At December 31, 1999, Speech Design had short-term lines of credit and overdraft facilities of approximately $4,664,000, of which short-term borrowings amounted to $1,189,000. The amounts available under these credit lines were $3,475,000 at December 31, 1999, with rates tied to short-term bank notes and Euromarket loans. At December 31, 1999, interest rates on these short-term lines ranged from 4.0% to 7.85%. There were no borrowings under the acquisition credit facility.

     The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed herein.

CURRENCY FLUCTUATIONS

     Approximately 37% of the Company's 1999 revenues were derived outside of the United States, primarily in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 1999, the Deutsche Mark exchange rate averaged DM 1.83597 to the U.S. dollar, with a low of 1.6353 and a high of 1.9568. This represents a 19.66% movement of the DM vs. the U.S. dollar throughout the year.

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

YEAR 2000

     The Company has not experienced any significant disruptions to its financial or operating activities resulting from Year 2000 issues and has no information that indicates that a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. As a result, the Company does not expect Year 2000 issues to have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

     Management estimates that the Company has spent approximately $1,163,000 (including capital lease obligations) on system upgrade and replacement projects through December 31, 1999, which will, among other things, make the Company's IT systems Y2K compliant. Most of these upgrades, and the costs relating thereto, were made in 1999. Y2K remediation programs and ongoing systems upgrade and replacement projects were funded through the Company's operations and capitalized leases.

ECONOMIC ENVIRONMENT-ASIA

     Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. During 1997 and 1998, the affects of the adverse economic conditions in the Republic of South Korea and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the Won, high interest rates and a general reduction in spending throughout the region. The Company monitored and worked with the manufacturing partners closely to assure financial stability and to ward off any possible adverse financial situations as a result of the economic conditions to prevent any interruption in the supply of products and services. Many of the manufacturing partners are well-established companies, whose senior management took careful, well-planned steps to minimize the effects of the economic instability. Since then, and through 1999, the economic conditions in the Republic of South Korea have improved and stabilized. The Won has recovered to almost pre-crisis levels, spending has increased in the region, and the Company's manufacturing partners are believed to be financially stable.

     Due to growth within the Company and within certain industries, these partners have expanded operations and hired additional resources. No interruption within the supply chain or delivery of finished products took place during the economic downturn. The Company continues to enjoy the long-established relationships it continues to build with these manufacturing partners. The Company approved additional manufacturing partners in 1999 in the United States, Mexico, and Switzerland as part of an effort to diversify and expand its manufacturing sources. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting in material adverse effects on the Company's results of operations.

OTHER

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, will be effective for the Company's fiscal year beginning January 1, 2001. The Company has not yet determined the impact of the adoption of SFAS No. 133 on the consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company's debt and credit facilities. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 1999.

     The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1999. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 1999. Changes in the LIBOR and Prime interest rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR and Prime interest rates will increase or decrease annual interest expense for the Company by approximately $23,390 based on the debt outstanding as of December 31, 1999. Further information specific to the Company's debt is presented in Note 7 to the consolidated financial statements.




                                                                                                          YEAR OF MATURITY
        DESCRIPTION                                ESTIMATE FAIR VALUE          CARRYING AMOUNT                  2000
        -----------                                -------------------          ---------------           ----------------
Revolving credit facilities.....................        $2,339,000                 $2,339,000                 $2,339,000
Variable Interest Rate
     o   Prime..................................                                                                  7.9375%
     o   LIBOR..................................                                                                   5.823
     o   LIBOR-Germany..........................                                                                  3.1725%

Advances and notes payable to third party.......        $  194,000                 $  194,000
     o   Swiss variable interest rate...........                                                                   5.25%*

*See note 8 to the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     FINANCIAL INFORMATION

     (a) The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic operations are engaged in the development and manufacturing of sound processing and telecommunication products in the United States (Bogen). The foreign operations, through Speech Design, are engaged in the development, manufacturing and marketing of telephone peripheral hardware and Unified Messaging products and services.

     Financial information regarding the breakdown of the Company's foreign and domestic operations is disclosed in note 17 to the Company's Consolidated Financial Statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                        PAGES
                                                                        -----

Financial Statements:

   Report of Independent Auditors                                        F-1

   Consolidated Balance Sheets as of December 31, 1999 and 1998          F-2

   Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997                                   F-3

   Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999, 1998, and 1997               F-4

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                                   F-5

   Notes to Consolidated Financial Statements                          F-6-20

The following consolidated financial statement schedule of Bogen Communications International, Inc. is included in Item 14(a) 2:

     II. VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
Bogen Communications International, Inc.:


We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements and financial statement schedule of Speech Design GmbH, as of and for the year ended December 31, 1997, a then 67% owned subsidiary, which financial statements reflect total assets constituting 21% and total revenues constituting 36% of the related consolidated totals. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Speech Design GmbH as of and for the year ended Decemeber 31, 1997, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP



Short Hills, New Jersey
March 14, 2000,
except as to Note 19,
which is as of
March 30, 2000

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          AS OF DECEMBER 31, 1999 and 1998
            (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                                         1999        1998
                                                                                       --------    --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                              $    792    $  1,048
Accounts receivable (less allowance for doubtful amounts of $650 and $424
    at December 31, 1999 and 1998, respectively)                                          8,455       5,889
Inventories, net                                                                          9,310       8,229
Prepaid expenses and other current assets                                                   658         759
Deferred income taxes                                                                       882         470
                                                                                       --------    --------

    TOTAL CURRENT ASSETS                                                                 20,097      16,395

Equipment and leasehold improvements, net                                                 3,837       2,414
Goodwill and intangible assets, net                                                      19,730      18,740
Other assets                                                                                214         198
                                                                                       --------    --------

    TOTAL ASSETS                                                                       $ 43,878    $ 37,747
                                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                                   $  2,339    $  2,225
Current maturities of capital lease obligations                                             224        --
Accounts payable                                                                          4,199       2,060
Accrued expenses                                                                          3,167       3,634
Income taxes payable                                                                      1,431       1,168
                                                                                       --------    --------

    TOTAL CURRENT LIABILITIES                                                            11,360       9,087

Notes payable to related parties                                                            194         227
Deferred income taxes                                                                     1,024       1,100
Capital lease obligations                                                                   505        --
Other liabilities                                                                          --           278
                                                                                       --------    --------

    TOTAL LIABILITIES                                                                    13,083      10,692
                                                                                       --------    --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and
    outstanding at December 31, 1999 and 1998                                                --          --
Common stock - $.001 par value; 50,000,000 shares authorized; 6,784,121 and 6,654,471
    shares issued and outstanding at December 31, 1999 and 1998, respectively                 7           7
Additional paid-in-capital                                                               30,093      29,433
Retained earnings (accumulated deficit)                                                   1,252      (2,248)
Accumulated other comprehensive loss                                                       (557)       (137)
                                                                                       --------    --------

    TOTAL STOCKHOLDERS' EQUITY                                                           30,795      27,055
                                                                                       --------    --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 43,878    $ 37,747
                                                                                       ========    ========

            See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, and 1997
          (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                         1999         1998           1997
                                                     -----------   -----------    -----------
Net sales                                            $    58,487   $    52,103    $    49,779
Cost of goods sold                                        28,394        26,658         26,685
                                                     -----------   -----------    -----------
    Gross profit                                          30,093        25,445         23,094

Operating expenses:
    Research and development                               4,419         2,935          2,591
    Purchased in-process research and development           --           3,885           --
    Selling, general and administrative                   19,602        15,283         14,939
    Amortization of goodwill and intangible assets           866           612            471
                                                     -----------   -----------    -----------
Income from operations                                     5,206         2,730          5,093

Other (income) expenses:
    Interest expense, net                                    208           275            414
    Interest expense to related parties                     --            --               15
    Minority interest of consolidated subsidiaries          --             254            537
    Other (income) expense                                    61           (50)           (32)
                                                     -----------   -----------    -----------
Income before provision for income taxes                   4,937         2,251          4,159
Provision for income taxes                                 1,437         1,909          1,494
                                                     -----------   -----------    -----------
Net income                                                 3,500           342          2,665
Preferred dividends                                         --             900            178
                                                     -----------   -----------    -----------
Net income (loss) available to common shareholders   $     3,500   $      (558)   $     2,487
                                                     ===========   ===========    ===========

Basic net income (loss) per common share             $      0.52   $     (0.12)   $      0.46
                                                     ===========   ===========    ===========

Diluted net income (loss) per common share           $      0.45   $     (0.12)   $      0.46
                                                     ===========   ===========    ===========

Weighted average number of common
    shares outstanding-Basic                           6,697,530     4,502,547      5,399,199
                                                     ===========   ===========    ===========

Weighted average number of common
    shares outstanding-Diluted                         7,737,921     4,502,547      5,399,199
                                                     ===========   ===========    ===========

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENED DECEMBER 31, 1999, 1998 AND 1997
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                       Preferred Stock                     Common Stock         Additional
                                                          Number of                   Number of                   Paid-In
                                                           Shares         Amount       Shares       Amount        Capital
                                                       ---------------  ---------    ----------    ---------   -----------
Balance at January 1, 1997                                       -              -      5,758,850         $ 6      $ 21,774

Sale of Preferred Stock                                    200,000              -              -           -        20,000
Acquisition and retirement of Common Stock held
    by Geotek, including acquisition costs of $250               -              -     (3,701,919)         (4)      (18,746)
Sale of Common Stock and Warrants                                -              -         61,295           -           440
Preferred dividends                                              -              -              -           -             -
Comprehensive income:
    Net income                                                   -              -              -           -             -
    Translation adjustments                                      -              -              -           -             -
    Comprehensive income                                         -              -              -           -             -
                                                      ------------     ----------    -----------   ---------   -----------
Balance at December 31, 1997                               200,000              -      2,118,226         $ 2      $ 23,468

Purchase of Speech Design minority interest                      -              -        458,000           1         4,064
Conversion of Preferred Stock and related dividends       (200,000)             -      3,921,477           4         1,074
Sale of Common Stock and Warrants                                -              -        156,768           -           862
Acquisition costs of Common Stock held by Geotek                 -              -              -           -           (35)
Preferred dividends                                              -              -              -           -             -
Comprehensive income:
    Net income                                                   -              -              -           -             -
    Translation adjustments                                      -              -              -           -             -
    Comprehensive income                                         -              -              -           -             -
                                                      ------------     ----------    -----------   ---------   -----------

Balance at December 31, 1998                                     -              -      6,654,471         $ 7      $ 29,433

Sale of Common Stock and Warrants                                -              -        129,650           -           713
Tax benefit from exercise of Common Stock options                -              -              -           -            44
Costs of secondary public offering                               -              -              -           -           (97)
Comprehensive income:
    Net income                                                   -              -              -           -             -
    Translation adjustments                                      -              -              -           -             -
    Comprehensive income                                         -              -              -           -             -
                                                      ------------     ----------    -----------   ---------   -----------

Balance at December 31, 1999                                     -              -      6,784,121         $ 7      $ 30,093
                                                      ============     ==========    ===========   =========   ===========

                                                           Retained       Accumulated
                                                           Earnings/         Other
                                                         (Accumulated    Comprehensive
                                                            Deficit)         Loss          Total
                                                         ------------    -------------   --------
Balance at January 1, 1997                                 $ (4,177)         $ (27)      $ 17,576

Sale of Preferred Stock                                           -              -         20,000
Acquisition and retirement of Common Stock held
    by Geotek, including acquisition costs of $250                -              -        (18,750)
Sale of Common Stock and Warrants                                 -              -            440
Preferred dividends                                            (178)             -           (178)
Comprehensive income:
    Net income                                                2,665              -
    Translation adjustments                                       -           (331)
    Comprehensive income                                          -              -          2,334
                                                         ----------        -------       --------
Balance at December 31, 1997                               $ (1,690)        $ (358)      $ 21,422

Purchase of Speech Design minority interest                       -              -          4,065
Conversion of Preferred Stock and related dividends               -              -          1,078
Sale of Common Stock and Warrants                                 -              -            862
Acquisition costs of Common Stock held by Geotek                  -              -            (35)
Preferred dividends                                            (900)             -           (900)
Comprehensive income:
    Net income                                                  342              -
    Translation adjustments                                       -            221
    Comprehensive income                                          -              -            563
                                                         ----------        -------       --------

Balance at December 31, 1998                               $ (2,248)        $ (137)      $ 27,055

Sale of Common Stock and Warrants                                 -              -            713
Tax benefit from exercise of Common Stock options                 -              -             44
Costs of secondary public offering                                -              -            (97)
Comprehensive income:
    Net income                                                3,500              -
    Translation adjustments                                       -           (420)
    Comprehensive income                                          -              -          3,080
                                                         ----------        -------       --------

Balance at December 31, 1999                                $ 1,252         $ (557)      $ 30,795
                                                         ==========        =======       ========


          See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, and 1997
          (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                         1999        1998        1997
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  3,500    $    342    $  2,665
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
         Depreciation and amortization                                    1,033         875         861
         Amortization of goodwill and intangible assets                     866         612         471
         Provisions for doubtful accounts and
            inventory obsolescence                                          484         269        (703)
         Utilization of pre-acquisition NOL charged to goodwill             107         440         439
         Deferred income taxes                                             (478)       (470)         --
         Purchased in-process research and development                       --       3,885          --
         Minority interest                                                   --         254         537
    Change in operating assets and liabilities
            (net of effects from acquisitions):
         Accounts receivable                                             (2,806)        652         118
         Inventories                                                     (1,484)        194      (1,315)
         Prepaid expenses and other current assets                           33        (170)        260
         Accounts payable and accrued expenses                               71         364      (1,078)
         Other                                                             (134)       (156)       (137)
                                                                       --------    --------    --------
    Net cash provided by operating activities                             1,192      7,091       2,118
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                     (1,825)     (1,082)       (953)
    Acquisition of minority interest in Speech Design                        --      (4,797)         --
    Acquisition of Digitronic                                                --      (1,199)         --
    Acquisition of New England Audio Resource, Inc.                          --          --        (242)
    Acquisition of intangibles                                              (36)         --          --
                                                                       --------    --------    --------
    Net cash used in investing activities                                (1,861)     (7,078)     (1,195)
                                                                       --------    --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
    Acquisition of common stock held by Geotek                               --          --     (18,500)
    Proceeds from sale of preferred stock, common stock and warrants        757         862      20,440
    Acquisition costs of common stock held by Geotek                         --         (35)       (250)
    Costs of secondary offering                                             (97)         --          --
    Payments under Apogee pre-acquisition debt                             (422)         --          --
    Principal payments under capital lease obligations                     (180)         --          --
    Amounts (paid) borrowed under revolving credit agreements               323        (797)     (1,506)
    Advances and notes payable - related parties                             --          --        (879)
                                                                       --------    --------    --------
    Net cash provided by (used in) financing activities                     381          30        (695)
                                                                       --------    --------    --------

    Effects of foreign exchange rate on cash                                 32          41        (149)
                                                                        --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (256)         84          79
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,048         964         885
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    792    $  1,048    $    964
                                                                       ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                             $    212    $    291    $    496
    Cash paid for income taxes                                            1,136       1,154         490
NON CASH FINANCING ACTIVITIES
    Preferred stock dividends accrued                                        --          --         178
    Common stock issued to pay current and accrued dividends                 --       1,078          --
    Capital lease obligations related to new office equipment               867          --          --


          See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  ORGANIZATION

Bogen Communications International, Inc. together with its subsidiaries, (the "Company") is engaged in the development, manufacturing and marketing of audio and communication products. Product lines sold by the Company include Telephone Paging Products, voicemail, and Unified Messaging products and services ("Telco"), Commercial Audio Products ("Commercial Audio") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the northeastern United States, Germany, England, Switzerland and Israel.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries: New England Audio Resource Corp. ("NEAR") and Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., Speech Design
(UK), Ltd. and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation.

The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

BASIS OF PRESENTATION

On August 21, 1995, the Registrant acquired from Geotek Communications Inc. ("Geotek") approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen. As consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) warrants to purchase 200,000 shares of Common Stock; (iii) $7,000,000 in cash; (iv) a convertible promissory note in the principal amount of $3,000,000, reduced to $500,000 and repaid in 1997, and
(v) rights to certain contingent payments, none of which became due.

For accounting purposes, the acquisition was treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction was considered a reverse acquisition with Geotek as the acquirer for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design prior to the transaction.

On November 26, 1997, the Company acquired all 3,701,919 shares of Common Stock and warrants held by Geotek for $18,500,000. Simultaneously with the repurchase of the Common Stock and warrants held by Geotek, the Company sold 200,000 shares of 9% Series A Convertible Preferred Stock (the "Preferred Stock") to a group of independent investment funds, for total proceeds to the Company of $20,000,000. The Preferred Stock carried a 9% semi-annual cumulative dividend which could be paid in cash or in-kind at the sole discretion of the Company. Each share of Preferred Stock was convertible at any time at the option of the holder, into
18.605 shares of Common Stock (or 3,721,000 shares of Common Stock based at the initial conversion price of $5.375). Also at the time, of the transaction described above, a new senior executive team was put in place and the Board of Directors was reconstituted. (See Note 12).

REVENUE RECOGNITION

Sales, net of expected returns, are recognized upon shipment.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired in purchase transactions. Goodwill also includes the effect of pushdown accounting, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over periods of between 7 to 40 years. The Company periodically evaluates the recoverability of goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations.

CASH AND CASH EQUIVALENTS

Cash includes cash on-hand and all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. The estimated useful lives used in computing depreciation of plant and equipment are:

      Machinery, equipment and tooling         3-17 years
      Furniture and office equipment           4-7 years
      Leasehold improvements                   10 years or remaining lease term

Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax-deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

No provision has been made for Federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future. Such undistributed earnings were $2,136,000 and $1,015,000 at December 31, 1999 and 1998, respectively.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share ("EPS") has been computed based upon Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share". Basic
EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants (1,040,391 in 1999; anti-dilutive in 1998 and 1997).

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per common share are provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

TRANSLATION OF FOREIGN CURRENCIES

Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments that arise from translation of subsidiary financial statements denominated in foreign currency are accumulated in a separate component of other comprehensive income (loss). Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in operations as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The recorded amount of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and advances, approximates fair value due to the short-term maturities of certain of these assets and liabilities and the variable interest rate of others.

The Company may enter into foreign currency forward contracts on a limited basis that qualify as hedges against identifiable foreign currency commitments. The Company does not purchase or hold foreign currency contracts for trading or speculative purposes.

The Company purchased short-term foreign currency forward contracts near the end of December 1998 with notional amount of DM 3 million. The fair market value of such contracts at December 31, 1998 approximates their carrying value. There were no contracts outstanding at December 31, 1999.

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of stockholder's equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

SEGMENT INFORMATION

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS

On July 1, 1997, the Company, through its wholly owned subsidiary Bogen, acquired substantially all of the net assets of NEAR, a leading manufacturer of high performance, weather-proof speakers. The total purchase price, including direct costs incurred as result of the acquisition, amounted to $242 in cash and assumption of certain liabilities. Excess of the purchase price over the estimated fair values of the net assets acquired was $236 and has been recorded as goodwill, which is being amortized over 20 years.

On May 20, 1998, the Company acquired the remaining 33% equity interest in Speech Design not previously owned by the Company. As a result of this acquisition, Speech Design became a wholly owned subsidiary of the Company. The aggregate purchase price of $8,845, including direct acquisition costs (estimated at $482), consisted of approximately $4,780 in cash and 458,000 shares of common stock of the Company valued at approximately $4,065 ($8.875 per share). The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $2,905 to purchased in-process research and development, which has been reflected as a charge in the accompanying consolidated statement of operations for the year ended December 31, 1998. Other intangible assets acquired include existing technology, trade names, workforce and goodwill totaling approximately $4,653.

On December 31, 1998, the Company, through its wholly owned subsidiary Speech Design, acquired Digitronic. Digitronic is in the business of Unified Messaging and Internet communications. The aggregate purchase price, including direct costs of $145, amounted to $1,199 in cash and assumption of certain liabilities. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $980 to purchased in-process research and development, which has been reflected as a charge in the accompanying consolidated statement of operations for the year, ended December 31, 1998. Other intangible assets acquired include existing technology, trade names and workforce totaling approximately $424. The terms of the acquisition agreement also provide for additional consideration to be paid if Digitronic's sales during 1999 and 2000 exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition. Such additional consideration will be paid in cash and goodwill will be increased by the additional consideration when and if paid.

On August 26, 1999, Bogen Communications, Inc., through Apogee, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately-owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair market values at the date of acquisition. In connection with the acquisition, the Company recorded a non-cash investment in goodwill of approximately $1,857.

The following table presents unaudited pro forma results of operations as if the acquisition of the minority interest of Speech Design had occurred on January 1, 1998. The pro forma impact of the acquisitions of Digitronic on December 31, 1998, and Apogee on August 27, 1999, are not considered material. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented which may occur in the future. The pro forma information below includes nonrecurring in-process research and development charges of $3,885.

                                                            YEAR ENDED DECEMBER 31,1998
                                                            ---------------------------
Revenues                                                              $ 52,103
Net income                                                                 578
Net income (loss) available to common shareholders                        (322)
Net income (loss) per common share - Basic and Diluted                    (.07)

4.  INVENTORIES

Inventories as of December 31, 1999 and 1998, are as follows:

                                                         1999             1998
                                                         ----             ----

Raw materials and supplies                              $3,649           $2,490
Work in progress                                           770              880
Finished goods                                           4,891            4,859
                                                        ------           ------

                                                        $9,310           $8,229
                                                        ======           ======

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at December 31, 1999 and 1998, is comprised of the following items:

                                                         1999             1998
                                                        ------           ------
Machinery, equipment and tooling                        $4,562           $4,656
Furniture and office equipment                           4,365            2,360
Leasehold improvements                                     861              807
                                                        ------           ------

                                                         9,788            7,823
Less: accumulated depreciation and
      Amortization                                      (5,951)          (5,409)
                                                        ------           ------

                                                        $3,837           $2,414
                                                        ======           ======


In, 1999, furniture and office equipment includes amounts of $867 under capital lease obligations (see Note 10).

Depreciation and amortization expense was approximately $1,033, $875 and $861 for the years ended December 31, 1999, 1998, and 1997, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at December 31, 1999 and 1998:

                                                       1999             1998
                                                     --------         --------
Goodwill                                             $ 22,375         $ 20,622
Other intangibles                                       1,672            1,399
                                                     --------         --------

                                                       24,047           22,021
Less: accumulated amortization                         (4,317)          (3,281)
                                                     --------         --------

                                                     $ 19,730         $ 18,740
                                                     ========         ========

As explained above in Note 2, Geotek accounted for the acquisition of Bogen and Speech Design as a reverse acquisition. No goodwill was recorded in connection with that transaction.

In January 1994, Geotek acquired a greater than 95% interest in Bogen, and pursuant to the rules of push-down accounting, the acquisition gave rise to a new basis of accounting and the goodwill related to Geotek's acquisition was "pushed-down" to the financial statements of Bogen. Accordingly, Bogen recorded goodwill in the amount of $15,044 in the first quarter of 1994. The goodwill is being amortized over its then remaining life of approximately 38 years. Other amounts of goodwill recorded prior to January 1, 1998, represent the excess of cost over the fair value of net assets acquired related to the acquisitions of Satelco and NEAR.

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

Other intangible assets acquired as a result of the acquisition of Digitronic totaled $424. These assets, which are being amortized over an average of 7 years, include existing technology trade names and workforce.

Goodwill in the amount of $1,857 relates to the Company's purchase of the assets and assumption of liabilities of Apogee Sound Inc. This goodwill is being amortized over 10 years.

Amortization of goodwill and other intangibles was approximately $866, $612 and $471 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces the previous Facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The interest rate at December 31, 1999, was 7.9375%. At December 31, 1999 and 1998, there was $0 and $462, respectively, outstanding under the New Facility for acquisition financing. At December 31, 1999 and 1998, Bogen had short-term domestic borrowings outstanding under the working capital line of $1,150 and $0, respectively The amount available under the working capital line at December 31, 1999 and 1998, was $5,850 and $7,000, respectively. The Company is required to meet certain working capital and financial covenants, with which it was in compliance as of December 31, 1999.

Speech Design has credit lines and overdraft facilities of approximately 8,000 DM, or $4,100, from 3 banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a 15 million DM ($7.7 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate, which was 3.1725% at December 31, 1999. At December 31, 1999 and 1998, Speech Design had short term lines of credit and overdraft facilities of $4,664 and $3,780, respectively, of which short-term borrowings amounted to $1,189 and $1,763, respectively. The amounts available under these credit lines were $ 3,475 and $2,017 at December 31, 1999 and 1998, respectively, with rates tied to short-term bank notes and Euromarket loans. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At December 31, 1999, interest rates on these short-term lines ranged from 4.0% to 7.85%. There were no borrowings under the acquisition credit facility.

Total outstanding revolving lines of credit are summarized as follows at December 31, 1999 and 1998:

                                                           1999           1998
                                                          ------         ------

Domestic Lines of Credit Utilized                         $1,150         $  462
Foreign Lines of Credit Utilized:
        Speech Design                                        627          1,580
        Digitronics                                          405             --
        Satelco                                              157            183
                                                          ------         ------
                                                          $2,339         $2,225
                                                          ======         ======


8.  NOTES PAYABLE TO RELATED PARTIES

There is a $315 original note from the minority shareholders of Satelco, payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate, with installments beginning February 1995. The payments of this note have been suspended (with the approval of the noteholders) until such time as the Satelco subsidiary becomes profitable. Accordingly, this note payable has been classified as long-term. The balance of this note payable was $194 and $227 at December 31, 1999 and 1998, respectively. The decrease is related to the effect of currency translation.

9.  INCOME TAXES

The Company's pre-tax book income (loss) is as follows for the years ended December 31, 1999, 1998 and 1997:

                                               1999          1998          1997
                                              ------       -------        ------
Domestic U.S. operations                      $2,875       $(1,579)       $1,966
Foreign operations                             2,062         3,830         2,193
                                              ------       -------        ------
        Total                                 $4,937       $ 2,251        $4,159
                                              ======       =======        ======

The components of income tax expense are as follows for the years ended December 31, 1999, 1998 and 1997:

                                             1999         1998         1997
                                           -------      -------      --------
Current income tax                         $ 1,701      $ 1,832      $  1,055
Utilization of acquired tax benefits           107          440           439
  credited to goodwill
Deferred income tax benefit                   (371)        (363)           --
                                           -------      -------      --------
  Total income tax expense                 $ 1,437      $ 1,909      $  1,494
                                           =======      =======      ========


The difference between the provision for income taxes computed at the U.S. Federal statutory rate and the provision as reported are as follows:

                                                  1999        1998       1997
                                                -------     -------     -------
Provision at US statutory rate                  $ 1,679     $   765     $ 1,414
State tax expense                                   134         149        --
Non-deductible expenses                             159         207         151
Change in valuation allowance                      (959)     (1,321)       (820)
Foreign taxes greater than U.S. taxes               280         230         307
Utilization of acquired tax benefits
  credited to goodwill                              107         440         439
In-process research and development                  --       1,321          --
Other                                                88         118           3
                                                -------     -------     -------

  Tax provision as reported                     $ 1,437     $ 1,909     $ 1,494
                                                =======     =======     =======


The components of deferred tax assets and liabilities at December 31, 1999 and 1998, were as follows:

                                                         1999            1998
                                                       -------          -------
Deferred tax assets:
NOL carryforwards                                      $   871          $ 1,341
Foreign loss carryforward                                  565              543
Deferred rent                                               48               96
Inventory                                                  387              440
Allowance for doubtful accounts                            169              172
Accrued liabilities                                        171              167
Equipment                                                  131              130
                                                       -------          -------

  Total deferred tax assets                              2,342            2,899
Less: valuation allowance                               (1,460)          (2,419)
                                                       -------          -------

  Net deferred tax assets:                             $   882          $   470
                                                       =======          =======

Deferred tax liabilities-
  Intangible assets                                    $ 1,024          $ 1,100
                                                       =======          =======


The Company has net operating loss ("NOL") carryforwards of approximately $2,560 for U.S. Federal tax purposes as of December 31, 1999, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, these operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995. Subsequently recognized tax benefits, in the amount of $763, relating to the reduction of the valuation allowance as these NOL carryforwards are realize, will be allocated to Goodwill and other intangible assets.

The Company has foreign loss carryforwards of approximately $1,413 as of December 31, 1999. Certain of these loss carryforwards expire between the years 2000 through 2005.

The valuation allowance for deferred tax assets as of December 31, 1999 and 1998, was $1,460 and $2,419, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, certain limitations on the utilization of operating loss carryforwards and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, by jurisdictions, over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.


10.  LEASES

The Company is obligated under various capital leases for certain and office equipment that expire over the next four years. At December 31, 1999, the gross amount of assets and related accumulated amortization recorded under capital leases were as follows:

                                                             1999
                                                             ----
Office equipment                                             $867

Less: accumulated amortization                                 80
                                                             ----

                                                             $787
                                                             ====

Amortization of assets held under capitalized leases is included with depreciation expense.

The Company occupies its plant and office facilities and operates certain equipment under leases expiring at various dates through 2005. The facility lease contains an escalation clause and provides for payments of taxes and expenses over base rent. The facility lease also contains a five-year renewal option.

Future minimum annual lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999, are as follows:

                 YEAR ENDING DECEMBER 31,          CAPITAL LEASES           OPERATING LEASES
                 ------------------------          --------------           ----------------
                          2000                          $282                     $1,535
                          2001                           294                        677
                          2002                           287                        498
                          2003                            --                        391
                          2004                            --                        362
                          Thereafter                      --                        284
                                                        ----                     ------

Total minimum lease payments                            $863                     $3,747
                                                        ====                     ======

Less: sales taxes                                         46
                                                        ----
         Net minimum lease payments                      817

Less: amount representing interest (at rates
between 7.6% and 8.6%                                     88
                                                        ----

Present value of net minimum capital
         lease payments                                  729

Less: current installments of obligations
         under capital leases                            224
                                                        ----

Obligations under capital leases, excluding
         Current installments                           $505
                                                        ----

Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $119 and $238 at December 31, 1999 and 1998, respectively, is classified as a current liability at December 31, 1999, and a long-term liability at December 31, 1998.

Rent expense charged to operations totaled approximately $1,552, $1,142, and $1,297 for the years ended December 31, 1999, 1998, and 1997, respectively.

11.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several officers of the Company. The employment contracts of the Chief Executive Officer and the President of the Company both extend through November 2001. The management agreements of the two Managing Directors of Speech Design expire on June 30, 2001. Compensation accrues to the officers over the term of the contract as their respective services are provided.

LITIGATION

The Company is party, in the ordinary course of business, to various legal actions and claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

12.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights, and preferences as may be determined from time to time by the Board of Directors.

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


COMMON STOCK AND WARRANTS

In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its initial public offering ("Offering") on October 15, 1993. The Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering (See Note
19).

Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. These warrants were repurchased and retired by the Company on

November 26, 1997. Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination (See Note 19).

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

At December 31, 1999 and 1998, the Company had the following warrants outstanding:

                                                                    WEIGHTED
                                          SHARES                    AVERAGE
                                    1999         1998            EXERCISE PRICE                  EXPIRATION
                                    ----         ----            --------------                  ----------

WARRANTS TO PURCHASE COMMON STOCK:

        1993 warrants             3,238,750     3,312,900            $ 5.50                     October 2000
        1995 warrants                60,000        60,000            $ 5.50                     October 2000
        1997 warrants               825,885       825,885            $ 5.35                    November 2002/
                                 ----------    ----------                                       January 2003

                                  4,124,635     4,198,785
                                 ==========    ==========


In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase (the UPO) an aggregate of 150,000 Units at $6.60 per Unit. Each unit issuable upon exercise of the UPO will consist of one share of Common Stock and warrants to purchase two shares of Common stock at $5.50 per share. The GKN UPO contained certain anti-dilution provisions that were broader than the anti-dilution provisions set forth in the publicly held UPOs and its original expiration date was October 7, 1998. On December 31, 1998, the Company and GKN agreed to extend the expiration date to October 7, 1999 and to amend the GKN UPO by narrowing the anti-dilution protection for GKN to that protection provided in the publicly held UPOs. This had no effect on the Company's results of operations or stockholder's equity. This GKN UPO expired without being exercised on October 7, 1999.

13.  STOCK OPTIONS

In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") pursuant to which an aggregate of 1,253,335 shares of the Company's Common Stock were reserved for issuance pursuant to the plan. The 1996 Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case by case basis but not less than the fair market value of the stock at the date of grant and none may be exercised more than 10 years from the date of grant. From time to time, the Company grants additional stock options to individuals outside of the 1996 Plan. During 1997, the Company granted a total of 325,885 options outside the 1996 Plan to the Company's newly appointed CEO and President. The options were granted at an exercise price of $5.00 per share, vest at a specified rate over a three-year period and expire 10 years from the date of grant.

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

Information with respect to the Company's stock options under the 1996 Plan and discretionary grants are as follows:
                                                             AVERAGE
STOCK OPTIONS                                 SHARES         PRICE (1)
-------------                                 ------         ---------
Outstanding at December 31, 1996                 -

        Granted                             1,264,220          $5.48
        Cancelled                            (279,667)          6.14
        Exercised                             (15,000)          5.00
                                            ---------

Outstanding at December 31,1997               969,553           5.30
        Granted                               220,300           8.24
        Cancelled                             (18,000)          5.50
        Exercised                             (68,667)          5.50
        Forfeited                             (22,000)          7.89
                                            ---------

Outstanding at December 31, 1998            1,081,186           5.83
        Granted                                76,450           6.04
        Exercised                             (55,500)          5.50
        Forfeited                            (115,471)          5.58
                                            ---------

Outstanding at December 31, 1999              986,665           5.90
                                            =========

(1) Weighted average exercise price.

The number of shares and weighted average price of options exercisable at December 31, 1999, was 469,813 shares at $5.45 per share and had a weighted average contractual life remaining of 7.3 years. At December 31, 1999, 453,388 shares were available for future grants under the terms of the 1996 Plan. Outstanding options expire prior to December 31, 2007, and are exercisable at prices ranging from $5.00 to $8.50 per share.

The Company has adopted the disclosures provisions of SFAS 123, "Accounting for Stock-Based Compensation". This statement defines a fair value method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" provided it discloses the effect of SFAS 123 in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income available to common shareholders and net income per common share would have decreased to the pro forma amounts indicated in the table below.

Pro forma net income (loss) available to common shareholders and net income
(loss) per common share for the years ended December 31, 1999, 1998, and 1997 was as follows:
                                                       1999     1998      1997
                                                     -------   ------    -------
Net income (loss) available to common shareholders:
        As reported ...............................  $ 3,500   $ (558)   $ 2,487
        Pro forma .................................    2,849     (937)     2,190
Net income (loss) per common share:
        Basic:
As reported .......................................      .52     (.12)       .46
Pro forma .........................................      .44     (.21)       .41
        Diluted:
As reported .......................................      .45     (.12)       .46
Pro forma .........................................      .38     (.21)       .41

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $6.04 in fiscal 1999 and the following weighted average assumptions: risk-free interest rate of 8.00%; expected option life of 7.50 years; volatility of 39% and no dividend yield. The average fair value of options granted during 1999 was $5.84.

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

14.  INCOME (LOSS) PER COMMON SHARE

The Company follows SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. Under SFAS 128, the Company is required to present two earnings per share amounts for each period presented.

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

Potential common shares attributable to the Preferred Stock as a result of applying the if-converted method (see Note 12) and outstanding options and warrants have not been included in the calculation of diluted earnings per common share for the years ended December 31, 1998, and 1997 since their inclusion would have been anti-dilutive.

15.  RELATED PARTY TRANSACTIONS

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

In 1999, the Company and Speech Design combined paid Helix Services $160,000 in monthly retainer fees and approximately $20,000 in expenses associated with the Apogee acquisition. The Company and Speech Design terminated their agreements with Helix Services on August 31 and September 1, 1999, respectively. The Company subsequently entered into a Limited Engagement Agreement with Helix Services that called for certain payments to be made upon the successful consummation of merger and acquisition transactions. The Limited Engagement Agreement expired on December 31, 1999.

16.  EMPLOYEE BENEFIT PLANS

Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 1999, 1998, and 1997 were approximately $44, $17, and $18, respectively.

Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $100, $108, and $122 for the years ended December 31, 1999, 1998, and 1997, respectively.

17.  SEGMENTS

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the rapidly growing European voice processing and Unified Messaging markets.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, marketing and distribution strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including other income (expense), nonrecurring gains and losses, and foreign exchange gains and losses.

The following table presents information about the Company by segment/geographic area. Inter segment revenues and transfers are not considered material:

                                                                         SPEECH
                                                          BOGEN          DESIGN
                                                         -------         -------
1999:

Revenue from external customers ................         $36,745         $21,742
Depreciation and amortization ..................             962             627
Operating profit ...............................           3,574           2,180
Total assets ...................................          28,433          14,721
Expenditures for segment assets ................           1,821             803

1998:

Revenue from external customers ................         $32,202         $20,352
Depreciation and amortization ..................             772             716
Operating profit ...............................           4,359           3,281
Total assets ...................................          26,539          12,777
Expenditures for segment assets ................             289             824

1997:

Revenue from external customers ................         $31,734         $18,045
Depreciation and amortization ..................             775             546
Operating profit ...............................           2,630           2,805
Total assets ...................................          24,957           6,822
Expenditures for segment assets ................             390             563

A reconciliation of reportable segment operating profit and assets to the Company's consolidated totals are as follows:

                                                   1999           1998           1997
                                                 --------       --------       --------
Operating profit
Total operating profit for reportable segments   $  5,754       $  7,640       $  5,435
Unallocated amounts --
  In-process research and development ........         --         (3,885)            --
Other corporate expenses .....................       (548)        (1,025)          (342)
                                                 --------       --------       --------
 Operating profit ............................   $  5,206       $  2,730       $  5,093
                                                 ========       ========       ========

Assets
Total assets for reportable segments .........   $ 43,154       $ 39,316       $ 31,779
Elimination of receivables/payables ..........        (69)        (1,675)           (98)
Other unallocated amounts ....................        793            106            289
                                                 --------       --------       --------

 Consolidated Total ..........................   $ 43,878       $ 37,747       $ 31,970
                                                 ========       ========       ========


18.  CREDIT CONCENTRATION

Speech Design had revenues in 1999 from two customers that totaled $13,060. Bogen had one customer in 1999 with sales of $5,885. Each was greater than 10% of the company's total revenues. Sales to two customers of the Company's foreign segment in 1998 totaled $14,050; each accounted for more than 10% of the Company's 1998 consolidated net sales. Sales to one domestic and one foreign customer of $5,147 and $6,357, respectively, individually accounted for more than 10% of the Company's consolidated net sales in 1997.


19. SUBSEQUENT EVENT

On March 30, 2000, the Company announced that it had determined to call all outstanding Redeemable Common Stock Purchase Warrants for redemption for $.01 per Warrant, effective May 1, 2000. Such redemption is authorized by the terms of the Warrant Agreement dated as of October 7, 1993 following any period of twenty trading days on which the Company's Common Stock market price closes at $10 per share or higher.

Since December 31, 1999, 728,884 warrants have been exercised and 2,569,866 remain outstanding as of March 29, 2000.


The following table represents pro forma income (loss) and pro forma income
(loss) per share had the Company determined to call all outstanding Redeemable Common Stock Purchase Warrants as of January 1, 1997.


                                                  1999            1998              1997
                                                  ----            ----              ----
Net income (loss) available to
  common shareholders                         $     3,500      $      (558)      $     2,487
                                              ===========      ===========       ===========

Weighted-average number of common shares
  outstanding
      Basic:
          As reported                           6,697,530        4,502,547         5,399,199
          Pro forma                            10,068,576        7,891,997         8,859,199

      Diluted:
          As reported                           7,737,921        4,502,547         5,399,199
          Pro forma                            10,476,544        7,891,997         8,859,199

Net income (loss) per common share
      Basic:
          As reported                         $      0.52      $     (0.12)      $      0.46
          Pro forma                           $      0.35      $     (0.07)      $      0.28

      Diluted:
          As reported                         $      0.45      $     (0.12)      $      0.46
          Pro forma                           $      0.33      $     (0.07)      $      0.28

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     NONE


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



                     **************************************



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements See "Item 8. Financial Statements and Supplementary Data."

         (a)(2)   Financial Statement Schedule:
                  Schedule II: Valuation and Qualifying Accounts

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)



COLUMN A                                        COLUMN B     COLUMN C     COLUMN D           COLUMN E          COLUMN F
--------                                        --------     --------     --------           --------          --------

                                                BALANCE AT   CHARGED TO                                       BALANCE AT
                                                BEGINNING    COSTS AND                                          END OF
                                                OF PERIOD    EXPENSES       OTHER            DEDUCTION          PERIOD
                                                ---------    --------       -----            ---------          ------

                                                      DESCRIPTION
                                                      -----------

Year ended December 31, 1999:
 Allowance for doubtful accounts............    $     424    $    290     $   397 (d)        $  (461)(a)       $    650
Reserve for inventory obsolescence..........          743         195         596 (d)           (440)(b)          1,094
                                                ---------    --------     -------            -------           --------
                                                $   1,167    $    485     $   993            $  (901)          $  1,744
                                                =========    ========     =======            ========          ========
Year ended December 31, 1998:
 Allowance for doubtful accounts............    $     376    $    196     $    (1)(a)        $  (147)(a)       $    424
Reserve for inventory obsolescence..........          529         255          18 (c)            (59)(b)            743
                                                ---------    --------     -------            -------           --------
                                                $     905     $   451     $    17            $  (206)          $  1,167
                                                =========    ========     =======            ========          ========

Year ended December 31, 1997:
 Allowance for doubtful accounts............    $     470    $    184     $    20 (c)        $  (298)(a)       $    376
Reserve for inventory obsolesce.............        1,126         383          10               (990)(b)            529
                                                ---------    --------     -------            -------           --------
                                                $   1,596    $    567     $    30            $(1,288)          $    905
                                                =========    ========     =======            ========          ========


(a)   Uncollectible accounts written off, net of recoveries.
(b)   Write-off of obsolete inventory.
(c)   Currency exchange effect.
(d) Assumption of Apogee allowances and reserves, net of currency exchange effects.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 1999.

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

4.2           Form of Warrant Certificate. (1)

4.3           Unit Purchase Option Granted to GKN Securities Corp. (1)

4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)

4.6           Amendment to Unit Purchase Option Granted to GKN Securities
              Corp. (11)

10.1 Form of Agency Agreement, dated as of June 28, 1993, between the Company and GKN Securities Corp. (without schedules) (1)

10.2 Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)

10.3 Summary of Agreement for Business Credit between Speech Designs GmbH and Statelparkasse Munchen. (6)

10.4 Asset Purchase Agreement, dated as of July 1, 1997, between Bogen Communications International, Inc. Bog-Comm Acquisition Corporation, New England Audio Resource, Inc., Mr. William Kieltyka and Mr. Lee Lareau. (9)

EXHIBIT
  NO.         DESCRIPTION
-------       -----------

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

10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler. (11)

10.19 Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National
              Association. (10)

10.20 Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (10)

10.21 Guaranty of Payment and Performance, dated April 21, 1998, by New England Audio Resource Corp. (10)

EXHIBIT
  NO.         DESCRIPTION
-------       -----------

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

*10.33 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Gus.

*10.34 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer.

*21.1         Subsidiaries of the Company

*23.1         Consent of KPMG LLP

*27           Financial Data Schedule

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

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated May 20, 1998.

(11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.


By: /s/ Jonathan Guss               By: /s/ Yoav M. Cohen
    -----------------------------       --------------------------------------
    Jonathan Guss,                      Yoav M. Cohen,
    Chief Executive Officer             Chief Financial Officer, and Secretary
    (Principal Executive Officer)       (Principal Financial Officer)


By: /s/ Michael P. Fleischer
    -----------------------------
    Michael P. Fleischer,
    President
    (Principal Executive Officer)

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1999 by the following persons on behalf of the Registrant in the capacities indicated.


By: /s/ Jonathan Guss               Director, Chief Executive Officer
    -----------------------------
    Jonathan Guss


By: /s/ Michael P. Fleischer        Director, President
    -----------------------------
    Michael P. Fleischer


By: /s/ Jeffrey Schwarz             Director, Co-Chairman of the Board of
    -----------------------------   Directors
    Jeffrey Schwarz


By: /s/ Yoav Stern                  Director, Co-Chairman of the Board of
    -----------------------------   Directors
    Yoav Stern


By: /s/ Kasimir Arciszewski         Director
    -----------------------------
    Kasimir Arciszewski


By: /s/ Glenn Dubin                 Director
    -----------------------------
    Glenn Dubin


By: /s/ Zivi R. Nedivi              Director
    -----------------------------
    Zivi R. Nedivi


By: /s/ Daniel Schwartz             Director
    -----------------------------
    Daniel Schwartz

                                  EXHIBIT INDEX


EXHIBIT
  NO.
-------

10.33 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Guss.

10.34 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer.

21.1       Subsidiaries of the Company

23.1       Consent of KPMG LLP

27         Financial Data Schedule