Form 10-Q
period 2000-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2000-05-15
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000
                                         --------------

                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________.

                         Commission File Number: 0-22046
                                                 -------

                    Bogen Communications International, Inc.
             -----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----

As of May 11, 2000, 10,042,256 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999                                               3

           Consolidated Statements of Operations for the three months
             ended March 31, 2000 and 1999                                       4

           Consolidated Statement of Changes in Stockholders' Equity
              for the three months ended March 31, 2000                          5

           Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999                                       6

            Notes to Consolidated Financial Statements                           7


         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         10

         Item 3.  Market Risk Discussion                                        14


PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                           14
           Item 2.  Changes in Securities                                       15
           Item 3.  Defaults Upon Senior Securities                             15
           Item 4.  Submission of Matters to a Vote of Security Holders         15
           Item 5.  Other Information                                           15
           Item 6.  Exhibits and Reports on Form 8K                             15


              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
            (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                         March 31,        December 31,
                                                                           2000               1999
                                                                        -----------       ------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                 $ 3,737              $ 792
Accounts receivable (less allowance for doubtful amounts of
    $806 and $650 at March 31, 2000, and December 31, 1999,
    respectively)                                                           7,421              8,455
Inventories, net                                                           11,059              9,310
Prepaid expenses and other current assets                                     815                658
Deferred income taxes                                                         908                882
                                                                         --------           --------
    TOTAL CURRENT ASSETS                                                   23,940             20,097

Equipment and leasehold improvements, net                                   4,615              3,837
Goodwill and intangible assets, net                                        19,108             19,730
Other assets                                                                  284                214
                                                                         --------           --------
    TOTAL ASSETS                                                         $ 47,947           $ 43,878
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreement                        $ 325            $ 2,339
Current maturities of capital lease obligations                               219                224
Accounts payable                                                            3,100              4,199
Accrued expenses                                                            3,444              3,167
Income taxes payable                                                           99              1,431
                                                                         --------           --------
    TOTAL CURRENT LIABILITIES                                               7,187             11,360

Advances and notes payable to related parties                                 186                194
Deferred income taxes                                                       1,024              1,024
Capital lease obligations                                                     441                505
                                                                         --------           --------
    TOTAL LIABILITIES                                                       8,838             13,083
                                                                         --------           --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized;
    none issued and outstanding at March 31, 2000 or
    December 31, 1999                                                          --                 --
Common stock - $.001 par value; 50,000,000 shares authorized;
    8,289,305 and 6,784,121 shares issued and outstanding at March 31
    2000, and December 31, 1999, respectively                                   8                  7
Additional paid-in-capital                                                 38,370             30,093
Retained earnings                                                           1,554              1,252
Accumulated other comprehensive loss                                         (823)              (557)
                                                                         --------           --------

    TOTAL STOCKHOLDERS' EQUITY                                             39,109             30,795
                                                                         --------           --------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 47,947           $ 43,878
                                                                         ========           ========


             See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                              March 31,          March 31,
                                                                2000               1999
                                                              ---------          ---------
Net sales                                                     $ 16,319            $ 12,522

Cost of goods sold                                               8,107               6,109
                                                              --------            --------
    Gross profit                                                 8,212               6,413

Operating expenses:
    Research and development                                       866                 920
    Selling, general and administrative                          6,449               4,450
    Amortization of goodwill and intangible assets                 242                 187
                                                              --------            --------
Income from operations                                             655                 856

Other expenses, net:
    Interest expense, net                                           49                  63
    Other expense, net                                              --                  11
                                                              --------            --------
Income before provision for income taxes                           606                 782

Provision for income taxes                                         304                 311
                                                              --------            --------

Net income                                                    $    302            $    471
                                                              ========            ========

Basic net income per common share                             $   0.04            $   0.07
                                                              ========            ========

Diluted net income per common share                           $   0.03            $   0.06
                                                              ========            ========
Weighted average number of common
    shares outstanding-Basic                                 7,091,399           6,663,671
                                                             =========           =========
Weighted average number of common
    shares outstanding-Diluted                               9,050,677           7,761,498
                                                             =========           =========


           See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                                            Accumulated
                                                              Common Stock      Additional                     Other
                                                      Number of                   Paid-In       Retained   Comprehensive
                                                       Shares          Amount     Capital       Earnings       Loss        Total
                                                      ---------        ------     -------       -------     -----------    --------
Balance at December 31, 1999                          6,784,121         $ 7       $ 30,093      $ 1,252       $ (557)      $ 30,795

Sale of Common Stock and Warrants                     1,505,184           1          8,277            -            -          8,278
Comprehensive income:
    Net income                                                -           -              -          302            -
    Translation adjustments                                   -           -              -            -         (266)
    Comprehensive income                                      -           -              -            -            -             36
                                                      ---------      ------       --------      -------       ------       --------

Balance at March 31, 2000                             8,289,305      $    8       $ 38,370      $ 1,554       $ (823)      $ 39,109
                                                      =========      ======       ========      =======       ======       ========



   See accompanying notes to consolidated financial statements.

           BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In Thousands of Dollars, Except Share and Per Share Amounts)
                              (Unaudited)

                                                                               Three Months Ended
                                                                             March 31,      March 31,
                                                                               2000           1999
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $   302        $   471
    Adjustments to reconcile net income to net
    cash used in operating activities:
         Depreciation and amortization                                            399            251
         Amortization of goodwill and intangible assets                           242            187
         Provisions for doubtful accounts and
            inventory obsolescence                                                158            (51)
         Utilization of pre-acquisition NOL charged to goodwill                    17             27
         Deferred income taxes                                                    (26)           104
    Change in operating assets and liabilities
            (net of effects from acquisitions):
         Accounts receivable                                                      772           (356)
         Inventories                                                           (1,899)          (454)
         Prepaid expenses and other current assets                               (111)            61
         Accounts payable and accrued expenses                                 (1,920)        (1,139)
         Other                                                                    (47)           171
                                                                              -------        -------
    Net cash used in operating activities                                      (2,113)          (728)
                                                                              -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                             (923)          (340)
    Acquisition of intangibles                                                   (199)             -
                                                                              -------        -------
    Net cash used in investing activities                                      (1,122)          (340)
                                                                              -------        -------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from sale of preferred stock, common stock and warrants            8,278             74
    Principal payments under capital lease obligations                            (60)             -
    Amounts (paid) borrowed under revolving credit agreements                  (1,987)           442
                                                                              -------        -------
    Advances and notes payable - related parties                                    -              -
                                                                              -------        -------
    Net cash provided by financing activities                                   6,231            516
                                                                              -------        -------
    Effects of foreign exchange rate on cash                                      (51)          (256)
                                                                              -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,945           (808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  792          1,048
                                                                              -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 3,737        $   240
                                                                              =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                      $ 102           $ 56
    Cash paid for income taxes                                                  1,408            590



      See accompanying notes to consolidated financial statements.

        BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousands of Dollars, Except Share and Per Share Amounts)
                               (Unaudited)

1.   Basis of Presentation

     The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1999 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, and the consolidated statement of changes in stockholders' equity for the three months ended March 31, 2000, are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries: New England Audio Resource Corp. ("NEAR") and Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"). Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., Speech Design (UK), Ltd., and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.   Comprehensive Income

     Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $36 and $8 for the three months ended March 31, 2000 and 1999, respectively. The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

4.   Segments

     The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunications peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PBX market and in Unified Messaging products and services, targeting the rapidly growing European voice processing and Unified Messaging Markets.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


     The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:

                                                                              Bogen           Speech Design
                                                                             -------          -------------
     March 31, 2000:
       Revenue from external customers                                       $11,354              $4,965
       Operating profit                                                          382                 504


                                                                              Bogen           Speech Design
                                                                             -------          -------------
     March 31, 1999:
       Revenue from external customers                                        $7,455              $5,067
       Operating profit                                                          580                 435

     A reconciliation of reportable segment operating profit to the Company's consolidated totals for the quarter ended March 31, 2000 and 1999 are as follows:

                                                                                   Three months ended
                                                                               March 31,           March 31,
                                                                                2000                 1999
                                                                                ----               ---------
     Operating profit
       Total operating profit for reportable segments                           $886              $1,015
       Other corporate expenses                                                 (231)               (159)
                                                                                ----               -----
       Operating profit                                                         $655               $ 856
                                                                                ====               =====

5.   Inventories

     Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of March 31, 2000 and December 31, 1999, inventories are as follows:

                                                   March 31,        December 31,
                                                     2000              1999
                                                   -------           --------
          Raw materials and supplies               $ 3,397            $ 3,649
          Work in progress                             950                770
          Finished goods                             6,712              4,891
                                                   -------            -------
                   Total                           $11,059            $ 9,310
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


7.   Income Tax

     Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax expense for the first quarter of fiscal 2000 and 1999 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of March 31, 2000 and December 31, 1999. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

8.   Revolving Credit Agreements

     On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The
     New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At March 31, 2000, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

     Speech Design has short-term credit lines and overdraft faciliities of approximately 8,000 DM, or $3,933, from three area banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At March 31, 2000, 661 DM (approximately $325) was outstanding under the short-term credit lines.

     Speech Design has also secured a 15,000 DM (approximately $7,375) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at March 31, 2000.

     As of March 31, 2000, and December 31, 1999, total outstanding lines of credit are summarized as follows:

                                                      March 31,    December 31,
                                                        2000          1999
                                                      ---------    -----------
           Domestic Lines of Credit Utilized            $ --         $1,150
           Foreign Lines of Credit Utilized:
             Speech Design                                --            627
             Digitronic                                  199            405
             Satelco                                     126            157
                                                        ----         ------
               Total                                    $325         $2,339
                                                        ====         ======
9.   Warrant Call

     On March 30, 2000, the Company announced that it had determined to call all outstanding Redeemable Common Stock Purchase Warrants for redemption for $0.01 per Warrant, effective May 1, 2000. Such redemption is authorized by the terms of the Warrant Agreement dated as of October 7, 1993, following any period of twenty trading days on which the Company's Common stock market price closes at $10 per share or higher. At March 31, 2000, 1,666,434 have been exercised and 1,793,566 remained outstanding.

     As of May 1, 2000, an additional 1,728,951 Warrants have been exercised, leaving 64,615 warrants which were not redeemed.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries, (collectively the "Company"), and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company's products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including the recurrence of instability in Asia which may adversely affect the Company's suppliers and subcontractors; currency fluctuations; changes in United States and foreign regulations affecting the Company's business; future acquisitions or strategic partnerships; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's internal systems; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of March 31, 2000 and the results of its operations for the three month period ended March 31, 2000, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

Three Months Ended March 31, 2000, Compared to the Three Months
Ended March 31, 1999

Net Sales

Net sales increased by $3,797 or 30.3% to $16,319 for the three months ended March 31, 2000, as compared to $12,522 for the same period in 1999. Approximately 50% of the increase came from organic growth in the Company's domestic product lines. The remaining sales increase was a result of the inclusion of Apogee, which was acquired in the third quarter of 1999 and had revenues of $1,905 in the first quarter of 2000.

Net sales from the Commercial Audio product line, including the Apogee product line, increased to $4,218 for the three months ended March 31, 2000, or 52.4%, over net sales of $2,767 for the same period in 1999. Excluding Apogee, sales from the Commercial Audio product line decreased $454 when compared to the same period in 1999. Net sales from the Engineered Systems product line increased to $2,708 for the three months ended March 31, 2000, or 50.7% over net sales of $1,797 for the same period in 1999. Net sales from the Telco product line increased to $9,393 for the three months ended March 31, 2000, or 18.0%, from net sales of $7,958 for the same period in 1999. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $4,428 for the three months ended March 31, 2000, or 53.2% from net sales of $2,891 for the three months ended March 31, 1999. Foreign sales translated into U.S. dollars decreased to $4,965 for the three months ended March 31, 2000, or 2.0% below net sales of $5,067 for the same period in 1999. However, foreign net sales stated in local currency increased to 9,861 Deutsche Marks ("DM") for the three months ended March 31, 2000, or 8.0% over net sales of 9,131 DM for the three months ended March 31, 1999.

Gross Profit

Gross profit, as a percentage of total net sales, decreased to 50.3% for the three months ended March 31, 2000, compared to 51.2% for the same period in 1999. Excluding the Apogee product line, gross profit as a percentage of sales rose to 52.4%. Additionally, a greater proportion of sales was generated by the domestic business segment, which generates lower gross profit margins than the foreign business segment, compared to the same period last year.

Bogen's gross profit increased to $5,123, or 45.1% of sales, in the first quarter of 2000 from $3,356, or 44.9% of sales, in the first quarter of 1999. The improvement is attributable in part to cost reductions achieved in 1999 and the better absorption of fixed costs relative to sales volume, offset by lower margins on the Apogee product line.

Speech Design's gross profit increased to $3,089, or 62.2% of sales, in the first quarter of 2000 from $2,996, or 59.2% of sales, in the first quarter of 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro TM and Thor TM product lines.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $1,999, or 44.9%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. SG&A was $6,449, or 39.5% of net sales, for the three months ended March 31, 2000, as compared to $4,450, or 35.6% of net sales for same period in 1999. SG&A expenses include $527 of costs due to the acquisition of Apogee in 1999. Approximately $300 represents the increase of sales support costs incurred as a result of the original equipment manufacturers
(OEM) agreement with Lucent Technologies which was established late in 1999. The remainder of the increase primarily represents the establishment of a sales force at Speech Design to address the PABX after-market and increased depreciation expense relating to the 1999 installation of an Enterprise Resource Planning (ERP) system in the United States.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $866, or 5.3% of net sales for the three months ended March 31, 2000, as compared to $920, or 7.4% of net sales for the three months ended March 31, 1999.

Interest Expense, Net

Interest expense was $49, or 0.3% of net sales for the three months ended March 31, 2000, as compared to $63, or 0.5% of net sales for the three months ended March 31, 1999. The decrease of $14 is a result of the Company's overall reduced borrowing.

Income Taxes

Income tax expense decreased by $7 for the three months ended March 31, 2000, to $304, as compared to $311 for the comparable period in 1999. The decrease is primarily the result of lower domestic profits, resulting in a reduction of domestic income taxes by $61, offset by higher foreign profits, which increased foreign taxes by $54.

Goodwill and Intangible Asset Amortization

On August 26, 1999, Bogen Communications, Inc., through ASI Acquisitions, LLC, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately-owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimate of fair market values at the date of acquisition. In connection with the acquisition, the Company recorded a non-cash investment in goodwill of approximately $1,857.

Liquidity and Capital Resources

During the three months ended March 31, 2000, cash utilization focused on current working capital requirements, pay-down of accounts payable and accrued expenses, tax payments and the purchase of equipment and leasehold improvements.

The Company's operating activities utilized $2,113 of cash. The Company's net income of $302 includes net non-cash charges of $790, which were (i) depreciation and amortization expenses of $641, (ii) an increase of $158 for inventory reserves and allowance for doubtful accounts, and (iii) acquired tax of $17 credited to goodwill, offset by (iv) deferred income tax benefits of $26. Accounts receivable decreased $772; inventories increased $1,899; prepaid expenses and other assets increased $111; accounts payable and accrued expenses decreased $1,920; and net changes in other operating assets and liabilities were $47.

Net cash used in investing activities amounted to $1,122, including $923 for the purchase of equipment, computer hardware and software, and other fixed assets and $199 for intangible assets.

Net cash provided by financing activities amounted to $6,231. The company received $8,278 from the exercise of warrants, which partly offset by repayments of $60 on capitalized lease obligations and $1,987 of existing lines of credit.

As of March 31, 2000, the Company's total liabilities were $8,838, of which $7,187 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At March 31, 2000, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

Speech Design has short-term credit lines and overdraft facilities of approximately 8,000 DM, or $3,933, from three area banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At March 31, 2000, 661 DM (approximately $325) was outstanding under the short-term credit lines.

Speech Design has also secured a 15,000 DM (approximately $7,375) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at March 31, 2000.

The Company believes that it has adequate liquidity to finance its normal business activities and capital expenditures for the near term.

Recently Issued Accounting Standards

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and
Hedging Activities", was issued to establish standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended so that it is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material impact on the consolidated financial statements.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at March 31, 2000. During the quarter ending March 31, 2000, the Company has no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management's discussion of market risk as reported on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

      Exhibit
 No.  Description
 --   -----------

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

10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association.(10)

10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(10)

10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association.(10)

10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc.and KeyBank National Association.(10)

10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank.(11)

10.31 Amended and Restated Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Helix Capital Services, Inc. and Bogen Communications International, Inc.(11)

10.32 Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Speech Design GmbH and Helix Capital Services, Inc.(11)

10.33 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Guss.

10.34 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer.

*27.1 Financial Data Schedule

-----------------
* Filed Herewith

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

12. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                          (Registrant)

Date:  May 15, 2000                     By: /s/ Michael P. Fleischer
                                            ------------------------------------
                                            Name: Michael P. Fleischer
                                            Title: President



Date:  May 15, 2000                     By: /s/ Maureen A. Flotard
                                            ------------------------------------
                                            Name: Maureen A. Flotard
                                            Title: Acting Chief Financial
                                                   Officer (Principal Financial
                                                   and Accounting Officer)