Form 10-Q
period 2000-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2000-08-10
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000
                                          -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to _______.

                         Commission File Number: 0-22046
                                                ---------

                    Bogen Communications International, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         38-3114641
   -------------------------------                        ----------------------
   (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification Number)

 50 Spring Street, Ramsey, New Jersey                              07446
----------------------------------------                         ---------
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

As of August 2, 2000, 10,038,684 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                            3

           Consolidated Statements of Operations for the three and six months
              ended June 30, 2000 and 1999                                     4

           Consolidated Statement of Changes in Stockholders' Equity
              for the six months ended June 30, 2000                           5

           Consolidated Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999                                     6

           Notes to Consolidated Financial Statements                          7


         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 11

         Item 3.  Market Risk Discussion                                      15


PART II.  OTHER INFORMATION:

           Item 1.  Legal Proceedings                                         15
           Item 2.  Changes in Securities                                     15
           Item 3.  Defaults Upon Senior Securities                           15
           Item 4.  Submission of Matters to a Vote of Security Holders       16
           Item 5.  Other Information                                         16
           Item 6.  Exhibits and Reports on Form 8K                           16

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                        June 30,           December 31,
ASSETS                                                                    2000                 1999
                                                                        --------             --------
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                               $ 10,486             $    792
Accounts receivable (less allowance for doubtful amounts of $818
   and $650 at June 30, 2000, and December 31, 1999, respectively)         9,966                8,455
Inventories, net                                                          12,844                9,310
Prepaid expenses and other current assets                                    834                  658
Deferred income taxes
                                                                             934                  882
                                                                        --------             --------

  TOTAL CURRENT ASSETS                                                    35,064               20,097

Equipment and leasehold improvements, net                                  4,332                3,837
Goodwill and intangible assets, net                                       19,216               19,730
Other assets                                                                 390                  214
                                                                        --------             --------
  TOTAL ASSETS                                                          $ 59,002             $ 43,878
                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements                   $  1,176             $  2,339
Current maturities of capital lease obligations                              266                  224
Accounts payable                                                           2,773                4,199
Accrued expenses                                                           3,275                3,167
Income taxes payable                                                         375                1,431
                                                                        --------             --------

  TOTAL CURRENT LIABILITIES                                                7,865               11,360

Advances and notes payable to related parties                                189                  194
Deferred income taxes                                                      1,024                1,024
Capital lease obligations                                                    399                  505
                                                                        --------             --------

  TOTAL LIABILITIES                                                        9,477               13,083
                                                                        --------             --------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized;
   none issued and Outstanding at June 30, 2000 or
   December 31, 1999                                                           -                    -
   Common stock - $.001 par value; 50,000,000 shares authorized;
   10,038,684 and 6,784,121 shares issued and outstanding at
   June 30, 2000, and December 31, 1999, respectively                         10                    7
Additional paid-in-capital                                                47,907               30,093
Retained earnings                                                          2,426                1,252
Accumulated other comprehensive loss                                        (786)                (557)
Treasury stock at cost - 3,572 shares at June 30, 2000                       (32)                   -
                                                                        --------             --------
   TOTAL STOCKHOLDERS' EQUITY                                             49,525               30,795
                                                                        --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 59,002             $ 43,878
                                                                        ========             ========

          See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                Three Months Ended                       Six Months Ended
                                           -----------------------------          -----------------------------
                                            June 30,           June 30,            June 30,           June 30,
                                              2000               1999                2000               1999
                                           ----------         ----------          ----------         ----------
Net sales                                  $   17,222         $   13,761          $   33,541         $   26,283
Cost of goods sold                              8,516              6,664              16,623             12,773
                                           ----------         ----------          ----------         ----------
  Gross profit                                  8,706              7,097              16,918             13,510

Operating expenses:
  Research and development                        900              1,067               1,766              1,987
  Selling, general and administrative           5,979              4,220              12,428              8,670
  Amortization of goodwill and intangible
    assets                                        237                166                 479                353
                                           ----------         ----------          ----------         ----------
Income from operations                          1,590              1,644               2,245              2,500

Other (income) expenses, net:
  Interest (income) expense, net                 (125)                22                 (76)                85
  Other (income) expense, net                      21                 (8)                 21                  3
                                           ----------         ----------          ----------         ----------
Income before provision for income taxes        1,694              1,630               2,300              2,412

Provision for income taxes                        822                495               1,126                806
                                           ----------         ----------          ----------         ----------

Net income                                 $      872         $    1,135          $    1,174         $    1,606
                                           ==========         ==========          ==========         ==========

Basic net income per common share          $     0.09         $     0.17          $     0.14         $     0.24
                                           ==========         ==========          ==========         ==========

Diluted net income per common share        $     0.09         $     0.14          $     0.13         $     0.20
                                           ==========         ==========          ==========         ==========

Weighted average number of common
   shares outstanding - Basic               9,455,436          6,772,854           8,273,418          6,681,145
                                           ==========         ==========          ==========         ==========

Weighted average number of common
   shares outstanding - Diluted             9,885,679          8,134,104           9,241,281          7,910,215
                                           ==========         ==========          ==========         ==========


          See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (In Thousands Of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                                       Treasury Stock
                                         Common Stock                                   Accumulated   ----------------
                                     ---------------------     Additional                  Other       Number
                                     Number of                  Paid-In     Retained   Comprehensive     of
                                       Shares       Amount      Capital     Earnings       Loss        Shares    Amount      Total
                                    ----------      ------    -----------   --------   -------------   -------   ------    --------
Balance at December 31, 1999         6,784,121       $  7       $ 30,093     $ 1,252      $ (557)           -     $   -    $ 30,795

Proceeds from sales of
  Options and Warrants               3,258,135          3         17,814           -           -            -         -      17,817
Treasury Stock                               -          -              -           -           -        3,572       (32)        (32)
Comprehensive income:
   Net income                                -          -              -       1,174           -            -         -           -
   Translation adjustments                   -          -              -           -        (229)           -         -           -
   Total comprehensive income                -          -              -           -           -            -         -         945
                                    ----------       ----       --------     -------      ------        -----     -----    --------
Balance at June 30, 2000            10,042,256       $ 10       $ 47,907     $ 2,426      $ (786)       3,572     $ (32)   $ 49,525
                                    ==========       ====       ========     =======      ======        =====     =====    ========







           See accompanying notes to consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          (In Thousands of Dollars, Except Share And Per Share Amounts)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                        -------------------------
                                                                        June 30,          June 30,
                                                                          2000             1999
                                                                        --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  1,174          $ 1,606
Adjustments to reconcile net income to net cash used in
 operating activities:
   Depreciation and amortization                                             821              529
   Amortization of goodwill and intangible assets                            479              353
   Provisions for doubtful accounts and inventory obsolescence               287             (187)
   Utilization of pre-acquisition NOL charged to goodwill                      -               34
   Deferred income taxes                                                     (54)             105
Changes in operating assets and liabilities (net of effects from acquisitions):
   Accounts receivable                                                    (1,812)          (1,055)
   Inventories                                                            (3,829)            (685)
   Prepaid expenses and other current assets                                (130)             (95)
   Accounts payable and other current assets                              (2,118)          (1,338)
   Other                                                                    (162)             125
                                                                        --------          -------
Net cash used in operating activities                                     (5,344)            (608)
                                                                        --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                       (1,351)            (599)
   Acquisition of intangibles                                               (274)               -
                                                                        --------          -------
   Net cash used in investing activities                                  (1,625)            (599)
                                                                        --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock and warrants                       17,817              234
   Principal payments under capital lease obligations                       (111)               -
   (Decrease) increase in borrowings under revolving credit agreements    (1,112)             144
                                                                        --------          -------
Net cash provided by financing activities                                 16,594              378
                                                                        --------          -------
   Effects of foreign exchange rate on cash                                   69             (137)
                                                                        --------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           9,694             (966)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             792            1,048
                                                                        --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 10,486          $    82
                                                                        ========          =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                               $    101          $    75
   Cash paid for income taxes                                              2,119              930

NON-CASH FINANCING ACTIVITIES:
    Capital lease obligations related to new office equipment                 56                -


           See accompanying notes to consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

 1. Basis of Presentation

    The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1999 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows and the consolidated statement of changes in stockholders' equity for the six months ended June 30, 2000, are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain prior year balances have been reclassified to conform to the current year's presentation. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

 2. Principles of Consolidation

    The consolidated financial statements of the Company include the accounts of the Company's 99.3% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries: New England Audio Resource Corp. ("NEAR") and Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"); Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., Speech Design (UK), Ltd., and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

 3. Comprehensive Income

    Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $909 and $945 for the three and six months ended June 30, 2000, respectively, and total comprehensive income to be $1,240 and $1,248 for the three and six months ended June 30, 1999. The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

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
                                   (Unaudited)

    The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:

    Three Months Ended                                   June 30, 2000                    June 30, 1999
    ------------------                            ---------------------------      ---------------------------
                                                   Bogen        Speech Design        Bogen       Speech Design
                                                  -------       -------------       -------      -------------
       Revenue from external customers            $12,254          $ 4,968          $ 8,398          $ 5,363
       Operating profit                             1,351              455            1,039              768

    Six Months Ended                                     June 30, 2000                    June 30, 1999
                                                  ---------------------------       ---------------------------
                                                   Bogen        Speech Design        Bogen        Speech Design
                                                  -------       -------------       -------       -------------
       Revenue from external customers            $23,608          $ 9,933          $15,853          $10,430
       Operating profit                             1,733              959            1,619            1,215

    A reconciliation of reportable segment operating profit to the Company's consolidated totals for the three and six months ended June 30, 2000 and 1999, are as follows:

                                                                  Three Months Ended                 Six Months Ended
                                                           -------------------------------    --------------------------------
                                                           June 30, 2000     June 30, 1999    June 30, 2000      June 30, 1999
                                                           -------------     -------------    -------------      -------------
    Operating profit
      Total operating profit for reportable segments          $ 1,806            $ 1,807          $2,692            $ 2,834
      Other corporate expenses                                   (216)              (163)           (447)              (334)
                                                              -------            -------         -------            -------
      Operating profit                                        $ 1,590            $ 1,644         $ 2,245            $ 2,500
                                                              =======            =======         =======            =======

 5. Inventories

    Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of June 30, 2000 and December 31, 1999, inventories are as follows:

                                              June 30,           December 31,
                                                2000                1999
                                              -------              -------
      Raw materials and supplies              $ 3,943              $ 3,649
      Work in progress                            781                  770
      Finished goods                            8,120                4,891
                                              -------              -------
               Total                          $12,844              $ 9,310
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

 7. Income Tax

    Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable. Income tax expense for the first six months of fiscal 2000 and 1999 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of June 30, 2000 and December 31, 1999. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

 8. Revolving Credit Agreements

    On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At June 30, 2000, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

    Speech Design has short-term credit lines and overdraft facilities of approximately 8,000 DM, or $3,900, from three area banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At June 30, 2000, 2,414 DM (approximately $1,176) was outstanding under the short-term credit lines.

    Speech Design has also secured a 15,000 DM (approximately $7,300) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at June 30, 2000.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
                                   (Unaudited)

         As of June 30, 2000, and December 31, 1999, total outstanding lines of credit are summarized as follows:

                                              June 30,      December 31,
                                                2000            1999
                                              -------      -------------
      Domestic Lines of Credit Utilized        $   0           $1,150
      Foreign Lines of Credit Utilized:
        Speech Design                            731              627
        Digitronic                               323              405
        Satelco                                  122              157
                                              ------           ------
           Total                              $1,176           $2,339
                                              ======           ======
 9. Warrant Call

    On March 30, 2000, the Company announced that it had determined to call all outstanding Redeemable Common Stock Purchase Warrants for redemption for $0.01 per Warrant, effective May 1, 2000. Such redemption is authorized by the terms of the Warrant Agreement dated as of October 7, 1993, following any period of twenty trading days on which the Company's Common Stock market price closes at $10 per share or higher. As a result of the Warrant call, 3,395,385 Warrants were exercised and the remaining 64,615 Warrants were cancelled.

10. Forward Contracts

    The Company enters into forward exchange contracts principally to serve as economic hedges of the currency risk associated with the purchase of inventory. Gains or losses related to contracts accounted for as hedges are deferred until the contracts mature. The Company does not anticipate any material adverse impact on its results of operations or financial position from these contracts.

11. Treasury Stock

    In conjunction with the final adjustments related to the 1998 acquisition of the Speech Design GmbH minority interest, during the quarter ended June 30, 2000, 3,572 shares of the Company's common stock previously held in escrow were returned to the Company and recorded as treasury stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (All Amounts In Thousands of Dollars)

The following discussion addresses the financial condition of the Company as of June 30, 2000, and the results of its operations for the three and six-month periods ended June 30, 2000, compared to the same periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

Three Months Ended June 30, 2000, Compared to the Three Months
Ended June 30, 1999

Net Sales

Net sales increased by $3,461 or 25.2% to $17,222 for the three months ended June 30, 2000, as compared to $13,761 for the same period in 1999. The increase came from organic growth in the Company's domestic product lines of approximately 63% and the inclusion of Apogee, which was acquired in the third quarter of 1999. Apogee had revenues of $1,660 in the second quarter of 2000. In U.S. dollars, Speech Design revenues decreased approximately 7%.

Net sales from the Commercial Audio product line, including the Apogee product line, increased to $4,156 for the three months ended June 30, 2000, or 34.2% over net sales of $3,098 for the same period in 1999. Excluding Apogee, sales from the Commercial Audio product line decreased $602 when compared to the same period in 1999. Net sales from the Engineered Systems product line increased to $3,590 for the three months ended June 30, 2000, or 48.3% over net sales of $2,420 for the same period in 1999. Net sales from the Telco product line increased to $9,476 for the three months ended June 30, 2000, or 15.0% from net sales of $8,243 for the same period in 1999. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $4,508 for the three months ended June 30, 2000, or 56.5 % from net sales of $2,880 for the three months ended June 30, 1999. Foreign sales translated into U.S. dollars decreased to $4,968 for the three months ended June 30, 2000, or 7.4% below net sales of $5,363 for the same period in 1999. However, foreign net sales stated in local currency increased to 10,408 Deutsche Marks ("DM") for the three months ended June 30, 2000, or 4.9% over net sales of 9,926 DM for the three months ended June 30, 1999.

Gross Profit

Gross profit increased to $8,706, or 50.6% as a percentage of total net sales, for the three months ended June 30, 2000, compared to $7,097, or 51.6% for the same period in 1999. Excluding the Apogee product line, gross profit as a percentage of sales rose to 52.8%. Additionally, a greater proportion of sales was generated by the domestic business segment, which generates lower gross profit margins than the foreign business segment, compared to the same period last year.

Bogen's gross profit increased to $5,743, or 46.9% of sales, in the second quarter of 2000 from $3,927, or 46.8% of sales, in the second quarter of 1999. The improvement is attributable in part to cost reductions achieved throughout 1999 and the better absorption of fixed costs relative to sales volume, offset by lower margins on the Apogee product line.

Speech Design's gross profit as a percent of sales increased 59.6% in the second quarter of 2000 from 59.1% for the same period in 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro TM and Thor TM product lines. Speech Design's gross profit in local currency increased 341 DM, or 5.8%.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $1,759 or 41.7%, for the three months ended June 30, 2000, compared to the same period in 1999. SG&A was $5,979, or 34.7% of net sales, in 2000, as compared to $4,220, or 30.7% of net sales in 1999. SG&A expenses include $573 of costs due to the inclusion of Apogee. Approximately $400 represents sales and support costs incurred as a result of the original equipment manufacturers (OEM) agreement with Lucent Technologies which was established late in 1999. The remainder of the increase represents the establishment of a sales force at Speech Design to address the PABX after-market, increased depreciation and maintenance related to the 1999 installation of an Enterprise Resource Planning (ERP) system in the United States, and the increased expense necessary to support the higher sales levels, in particular sales and administrative compensation and its related costs.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $900, or 5.2% of net sales for the three months ended June 30, 2000, as compared to $1,067 or 7.8% of net sales for the three months ended June 30, 1999.

Interest Expense, Net

Interest income was $125 for the three months ended June 30, 2000, as compared to interest expense of $22 for the three months ended June 30, 1999. The increase in interest income primarily reflects the Company's investment of the net cash proceeds from the warrants exercised in the first half of 2000.

Income Taxes

Income tax expense increased by $372 for the three months ended June 30, 2000, to $822, as compared to $494 for the comparable period in 1999. The increase is primarily the result of the reduction of a portion of the U.S. operation's valuation allowance in 1999, which did not recur in 2000.

Goodwill and Intangible Asset Amortization

On August 26, 1999, Bogen Communications, Inc., through ASI Acquisitions, LLC, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately-owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimate of fair market values at the date of acquisition. In connection with the acquisition, the Company has recorded a non-cash investment in goodwill of approximately $1,820. The increase in amortization of goodwill and intangible assets for the three months ended June 30, 2000, from the same period in 1999 is primarily attributable to the Apogee acquisition.

Six Months Ended June 30, 2000, Compared to the Six Months Ended June 30, 1999

Net Sales

Net sales increased by $7,258 or 27.6% to $33,541 for the six months ended June 30, 2000, as compared to $26,283 for the same period in 1999. The increase came from organic growth in the Company's domestic product lines of approximately 58% and the inclusion of Apogee, which was acquired in the third quarter of 1999. Apogee had revenues of $3,565 in the first half of 2000. In U.S. dollars, Speech Design revenues decreased approximately 5%.

Net sales from the Commercial Audio product line, including the Apogee product line, increased to $8,374 for the six months ended June 30, 2000, or 35.6% over net sales of $6,174 for the same period in 1999. Excluding Apogee, sales from the Commercial Audio product line decreased $1,365 when compared to the same period in 1999. Net sales from the Engineered Systems product line increased to $6,297 for the six months ended June 30, 2000, or 49.3% over net sales of $4,217 for the same period in 1999. Net sales from the Telco product line increased to $18,869 for the six months ended June 30, 2000, or 18.7% from net sales of $15,892 for the same period in 1999. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $8,936 for the six months ended June 30, 2000, or 63.6% from net sales of $5,462 for the six months ended June 30, 1999. Foreign sales translated into U.S. dollars decreased to $9,933 for the six months ended June 30, 2000, or 4.8% below net sales of $10,430 for the same period in 1999. However, foreign net sales stated in local currency increased to 20,269 Deutsche Marks ("DM") for the six months ended June 30, 2000, or 6.4% over net sales of 19,057 DM for the six months ended June 30, 1999.

Gross Profit

Gross profit, increased to $16,918, or 50.4% as a percentage of total net sales, for the six months ended June 30, 2000, compared to $13,510, or 51.4% for the same period in 1999. Excluding the Apogee product line, gross profit as a percentage of sales rose to 52.6%. Additionally, a greater proportion of sales was generated by the domestic business segment, which generates lower gross profit margins than the foreign business segment, compared to the same period last year.

Bogen's gross profit increased to $10,866 or 4.6% of sales, in the first half of 2000 from $7,344, or 46.3% of sales, in the first six months of 1999. The improvement is attributable in part to cost reductions achieved throughout 1999 and the better absorption of fixed costs relative to sales volume, offset by lower margins on the Apogee product line.

Speech Design's gross profit increased to 60.9% of sales in the first half of 2000, up from 59.1% of sales in the first half of 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro TM and Thor TM product lines. Speech Design's gross profit in local currency increased 1,077 DM, or 10%.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses ("SG&A") increased by $3,758, or 43.3%, for the six months ended June 30, 2000, from the six months ended June 30, 1999. SG&A was $12,428 or 37.1% of net sales, for the six months ended June 30, 2000, as compared to $8,670 or 33.0% of net sales for same period in 1999. SG&A expenses include $1,101 of costs due to the inclusion of Apogee in 1999. Approximately $830 represents the increase of sales and support costs incurred as a result of the original equipment manufacturers (OEM) agreement with Lucent Technologies which was established late in 1999. The remainder of the increase represents the establishment of a sales force at Speech Design to address the PABX after-market, increased depreciation and maintenance related to the 1999 installation of an Enterprise Resource Planning (ERP) system in the United States, and the increased expense necessary to support the higher sales levels, in particular sales and administrative compensation and its related costs.

Research and Development

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,766, or 5.3% of net sales for the three months ended June 30, 2000, as compared to $1,987 or 7.6% of net sales for the six months ended June 30, 1999.

Interest Expense, Net

Interest income was $76 for the three months ended June 30, 2000, as compared to interest expense of $85 for the three months ended June 30, 1999. The increase in interest income primarily reflects the Company's investment of the net cash proceeds from the warrants exercised in the first half of 2000.

Income Taxes

Income tax expense increased by $320 for the six months ended June 30, 2000, to $1,126, as compared to $806 for the comparable period in 1999. The increase is primarily the result of the reduction of a portion of the U.S. operation's valuation allowance in 1999, which did not recur in 2000. Additionally, a higher foreign effective tax rate has contributed to the increase.

Goodwill and Intangible Asset Amortization

The increase in amortization of goodwill and intangible assets for the six months ended June 30, 2000, from the same period in 1999 is primarily attributable to the Apogee acquisition.

Liquidity and Capital Resources

During the six months ended June 30, 2000, cash utilization focused on current working capital requirements, including stocking up for the third quarter, the pay-down of accounts payable, accrued expenses and tax payments, and the purchase of equipment.

The Company's operating activities utilized $5,344 of cash. The Company's net income of $1,174 includes net non-cash charges of $1,533, which were (i) depreciation and amortization expenses of $1,300 and (ii) an increase of $287 for inventory reserves and allowance for doubtful accounts, offset by (iii) deferred income tax benefits of $54. Accounts receivable increased $1,812; inventories increased $3,829, prepaid expenses and other assets increased $130; accounts payable and accrued expenses decreased $2,118; and net changes in other operating assets and liabilities were $162.

Net cash used in investing activities amounted to $1,625, including $1,351 for the purchase of equipment, computer hardware and software, and other fixed assets and $274 for intangible assets.

Net cash provided by financing activities amounted to $16,594. The company received $17,817 from the exercise of warrants, which were partly offset by repayments of $111 on capitalized lease obligations and of $1,112 of existing lines of credit.

As of June 30, 2000, the Company's total liabilities were $9,477, of which $7,865 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At June 30, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

Speech Design has short-term credit lines and overdraft facilities of approximately 8,000 DM, or $3,900, from three area banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At June 30, 2000, 2,414 DM (approximately $1,176) was outstanding under the short-term credit lines.

Speech Design has also secured a 15,000 DM (approximately $7,300) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at June 30, 2000.

The Company believes that it has adequate liquidity to finance its normal business activities and capital expenditures for the near term.

Other Matters

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 19, 2000, the Company held its annual shareholders meeting. At the meeting, the following matters were approved by the shareholders by the following votes:

    1. Election of Directors:
                                              For                Withheld
                                          ---------              --------
       Jonathan Guss                      6,004,975               55,900
       Michael P. Fleischer               6,004,975               55,900
       Daniel A. Schwartz                 6,004,975               55,900
       Glenn R. Dubin                     6,004,975               55,900

    2. Approval of Amended and Restated Stock Incentive Plan:

                         For             Against           Abstain
                         ---             -------           -------
                      5,948,975          11,000              900

    3. Ratification of appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2000:

                         For             Against           Abstain
                         ---             --------          -------
                      5,948,975          11,000             900

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

        Exhibit
  No.   Description
  3.1   Certificate of Incorporation.(1)

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

  4.6   Amendment to Unit Purchase Option Granted to GKN Securities Corp.(12)

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

 10.33 Amendment to Employment Agreement dated November 26, 1997 between the Company and Mr. Jonathon Guss.(12)

 10.34 Amendment to Employment Agreement dated November 26, 1997 between the Company and Mr. Michael Fleischer. (12)

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



                                      BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                        (Registrant)

Date: August 10, 2000                 By: /s/ Michael P. Fleischer
                                          ------------------------------------
                                          Name:  Michael P. Fleischer
                                          Title: President



Date: August 10, 2000                 By: /s/ Maureen A. Flotard
                                          ------------------------------------
                                          Name:  Maureen A. Flotard
                                          Title: Acting Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)