Form 10-Q
period 2000-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2000-11-13
CIK 908517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended SEPTEMBER 30, 2000
                                      ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to _______.

                         COMMISSION FILE NUMBER: 0-22046

            Bogen Communications International, Inc.
     (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

         Delaware                                    38-3114641
-------------------------------         -----------------------------------
(State or other jurisdiction of
incorporation or organization)          (IRS Employer Identification Number)


50 Spring Street, Ramsey, New Jersey                          07446
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (201) 934-8500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 6, 2000, 10,112,956 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART 1.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

             o    Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                       3

             o    Consolidated Statements of Operations for the three
                  and nine months ended September 30, 2000 and 1999           4

             o    Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2000         5

             o    Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2000 and 1999                    6

             o    Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

         Item 3.  Market Risk Discussion                                     15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          15
         Item 2.  Changes in Securities                                      15
         Item 3.  Defaults Upon Senior Securities                            15
         Item 4.  Submission of Matters to a Vote of Security Holders        16
         Item 5.  Other Information                                          16
         Item 6.  Exhibits and Reports on Form 8-K                           16

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                 2000              1999
                                                                                             -------------     -------------
                                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                        $ 10,023          $    792
Accounts receivable (less allowance for doubtful accounts of $869 and $650
    at September 30, 2000, and December 31, 1999, respectively)                                     9,220             8,455
Inventories, net                                                                                   14,268             9,310
Prepaid expenses and other current assets                                                           1,201               658
Deferred income taxes                                                                                 958               882
                                                                                             -------------     -------------

    TOTAL CURRENT ASSETS                                                                           35,670            20,097

Equipment and leasehold improvements, net                                                           4,227             3,837
Goodwill and intangible assets, net                                                                18,976            19,730
Other assets                                                                                          361               214
                                                                                             -------------     -------------

    TOTAL ASSETS                                                                                 $ 59,234          $ 43,878
                                                                                             =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements                                            $    664          $  2,339
Current maturities of capital lease obligations                                                       243               224
Accounts payable                                                                                    2,226             4,199
Accrued expenses                                                                                    3,305             3,167
Income taxes payable                                                                                  824             1,431
                                                                                             -------------     -------------

    TOTAL CURRENT LIABILITIES                                                                       7,262            11,360

Advances and notes payable to related parties                                                         178               194
Deferred income taxes                                                                               1,024             1,024
Capital lease obligations                                                                             355               505
                                                                                             -------------     -------------

    TOTAL LIABILITIES                                                                               8,819            13,083
                                                                                             -------------     -------------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and
    outstanding at September 30, 2000 or December 31, 1999                                              -                 -
Common stock - $.001 par value; 50,000,000 shares authorized; 10,087,756 and 6,784,121
    shares outstanding at September 30, 2000, and December 31, 1999, respectively                      10                 7
Additional paid-in-capital                                                                         48,123            30,093
Retained earnings                                                                                   3,556             1,252
Accumulated other comprehensive loss                                                               (1,242)             (557)
Treasury stock  at cost- 3,572 shares at September 30, 2000                                           (32)                -
                                                                                             -------------     -------------

    TOTAL STOCKHOLDERS' EQUITY                                                                     50,415            30,795
                                                                                             -------------     -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 59,234          $ 43,878
                                                                                             =============     =============


          See accompanying notes to consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                             2000               1999               2000               1999
                                                        ---------------    ---------------    ---------------     --------------

Net sales                                                 $     16,548        $    16,045        $    50,089       $     42,328
Cost of goods sold                                               7,889              7,520             24,512             20,293
                                                        ---------------    ---------------    ---------------     --------------
    Gross profit                                                 8,659              8,525             25,577             22,035

Operating expenses:
    Research and development                                       530              1,109              2,296              3,096
    Selling, general and administrative                          6,051              4,936             18,479             13,606
    Amortization of goodwill and intangible assets                 235                192                714                545
                                                        ---------------    ---------------    ---------------     --------------
Income from operations                                           1,843              2,288              4,088              4,788

Other (income) expenses, net:
    Interest (income) expense, net                                 (97)                41               (173)               126
    Other income, net                                              (50)                (8)               (29)                (5)
                                                        ---------------    ---------------    ---------------     --------------
Income before provision for income taxes                         1,990              2,255              4,290              4,667

Provision for income taxes                                         860                677              1,986              1,483
                                                        ---------------    ---------------    ---------------     --------------
Net income                                                $      1,130        $     1,578        $     2,304       $      3,184
                                                        ===============    ===============    ===============     ==============

Basic net income per common share                         $       0.11        $      0.24        $      0.26       $       0.48
                                                        ===============    ===============    ===============     ==============

Diluted net income per common share                       $       0.11        $      0.22        $      0.25       $       0.41
                                                        ===============    ===============    ===============     ==============

Weighted average number of common
    shares outstanding-Basic                                10,040,409          6,709,971          8,866,714          6,690,859
                                                        ===============    ===============    ===============     ==============

Weighted average number of common
    shares outstanding-Diluted                              10,170,004          7,245,594          9,381,388          7,765,915
                                                        ===============    ===============    ===============     ==============






          See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               COMMON STOCK                                      ACCUMULATE
                                                       ---------------------------   ADDITIONAL                     OTHER
                                                         NUMBER OF                    PAID-IN      RETAINED     COMPREHENSIVE
                                                          SHARES         AMOUNT       CAPITAL      EARNINGS         LOSS
                                                      -------------   ------------  ------------  -----------   -------------

Balance at December 31, 1999                             6,784,121          $  7      $ 30,093       $ 1,252      $   (557)

Proceeds from sales of                                   3,303,635             3        18,030
  Options and Warrants

Treasury Stock

COMPREHENSIVE INCOME:
    Net income                                                                                         2,304
    Translation adjustments                                                                                           (685)
    Total comprehensive income
                                                      -------------  ------------  ------------  ------------   -----------

Balance at September 30, 2000                           10,087,756          $ 10      $ 48,123       $ 3,556      $ (1,242)
                                                      =============  ============  ============  ============   ===========



                                                                  TREASURY STOCK
                                                                  --------------
                                                       NUMBER OF
                                                         SHARES         AMOUNT        TOTAL
                                                      -------------  ------------  ------------

Balance at December 31, 1999                                     -        $    -      $  30,795

Proceeds from sales of                                                                   18,033
  Options and Warrants

Treasury Stock                                               3,572           (32)          (32)

COMPREHENSIVE INCOME:
    Net income
    Translation adjustments
    Total comprehensive income                                                           1,619
                                                      -------------  ------------  ------------

Balance at September 30, 2000                                3,572        $  (32)     $ 50,415
                                                      =============  ============  ============




          See accompanying notes to consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                                    2000           1999
                                                                                -------------  -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  2,304       $  3,184
    Adjustments to reconcile net income to net
     cash used in operating activities:
         Depreciation and amortization                                                 1,204            689
         Amortization of goodwill and intangible assets                                  714            545
         Provisions for doubtful accounts and
            inventory obsolescence                                                       383           (488)
         Utilization of pre-acquisition NOL charged to goodwill                            -             34
         Deferred income taxes                                                           (80)           105
    Changes in operating assets and liabilities (net of effects from acquisitions):
         Accounts receivable                                                          (1,295)        (3,479)
         Inventories                                                                  (5,525)           546
         Prepaid expenses and other current assets                                      (535)        (1,234)
         Accounts payable and other current liabilities                               (2,093)           131
         Other                                                                          (178)           (21)
                                                                                -------------  -------------
    Net cash (used in) operating activities                                           (5,101)            12
                                                                                -------------  -------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and leasehold improvements                                 (1,725)          (901)
     Acquisition of intangibles                                                         (313)             -
                                                                                -------------  -------------
     Net cash used in investing activities                                            (2,038)          (901)
                                                                                -------------  -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock and warrants                                 18,033            234
     Principal payments under capital lease obligations                                 (178)             -
     (Decrease) increase in borrowings under revolving credit agreements              (1,565)           356
                                                                                -------------  -------------
    Net cash provided by financing activities                                         16,290            590
                                                                                -------------  -------------

     Effects of foreign exchange rate on cash                                             80           (104)
                                                                                -------------  -------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   9,231           (403)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     792          1,048
                                                                                -------------  -------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 10,023       $    645
                                                                                =============  =============

  SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                           $    135       $    116
   Cash paid for income taxes                                                          2,448          1,208

NON-CASH FINANCING ACTIVITIES
   Capital lease obligations related to new office equipment                        $     59              -

          See accompanying notes to consolidated financial statements.

   BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 1999 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows and the consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000, are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain prior year balances have been reclassified to conform to the current year's presentation. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of the Company's 99.3% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries: New England Audio Resource Corp. ("NEAR") and Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"); Speech Design's 67% owned subsidiary, Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd.; Speech Design (UK), Ltd., and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.       COMPREHENSIVE INCOME

         Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $674 and $1,619 for the three and nine months ended September 30, 2000, respectively, and total comprehensive income to be $1,691 and $2,939 for the three and nine months ended September 30, 1999. The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

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

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:


THREE MONTHS ENDED                          SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
------------------                          ------------------             ------------------

                                         BOGEN        SPEECH DESIGN      BOGEN      SPEECH DESIGN
                                         -----        -------------      -----      -------------

Revenue from external customers        $ 12,092         $  4,456       $ 10,594       $  5,451
Operating profit                          1,491              559          1,807            697

NINE MONTHS ENDED

Revenue from external customers        $ 35,700         $ 14,389       $ 26,447       $ 15,881
Operating profit                          3,224            1,518          3,426          1,912

A reconciliation of reportable segment operating profit to the Company's consolidated totals for the three and nine months ended September 30, 2000 and 1999, are as follows:



                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                         2000             1999           2000           1999
                                         ----             ----           ----           ----
Operating profit
  Total operating profit for
    reportable segments                $  2,050         $  2,504       $  4,742       $  5,338
  Other corporate expenses                 (207)            (216)          (654)          (550)
                                         ------          -------        -------        -------
Operating profit                       $  1,843         $  2,288       $  4,088       $  4,788
                                         ======          =======        =======        =======

5. INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of September 30, 2000, and December 31, 1999, inventories are as follows:

                                        SEPTEMBER 30,                  DECEMBER 31,
                                            2000                           1999
                                     ------------------              ----------------

    Raw materials and supplies            $  3,640                        $  3,649
    Work in progress                           738                             770
    Finished goods                           9,890                           4,891
                                           -------                         -------
            Total                         $ 14,268                        $  9,310
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

7.       INCOME TAX

         Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable. Income tax expense for the first nine months of fiscal 2000 and 1999 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of September 30, 2000 and December 31, 1999. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

8.       REVOLVING CREDIT AGREEMENTS

         On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At September 30, 2000, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

         Speech Design has short-term credit lines and overdraft facilities of approximately 8,000 DM, or $3,600, from three area banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At September 30, 2000, 1,477 DM (approximately $664) was outstanding under the short-term credit lines.

         Speech Design has also secured 15,000 DM (approximately $6,750) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at September 30, 2000.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         As of September 30, 2000, and December 31, 1999, total outstanding lines of credit are summarized as follows:

                                                    SEPTEMBER 30,              DECEMBER 31,
                                                       2000                        1999
                                                   --------------             --------------
          Domestic Lines of Credit Utilized           $   0                       $1,150
          Foreign Lines of Credit Utilized              664                        1,189
                                                      -----                        -----
                                                       $664                       $2,339
                                                        ===                        =====


 9.      WARRANT CALL

         On March 31, 2000, the Company announced that it had determined to call all outstanding Redeemable Common Stock Purchase Warrants for redemption for $0.01 per Warrant, effective May 1, 2000. Such redemption was authorized by the terms of the Warrant Agreement dated as of October 7, 1993, following any period of twenty trading days on which the Company's Common Stock market price closes at $10 per share or higher. As a result of the Warrant call, 3,395,385 Warrants were exercised and the remaining 64,615 Warrants were cancelled.

10.      FORWARD CONTRACTS

         The Company enters into forward foreign exchange contracts principally to serve as economic hedges of the currency risk associated with the purchase of inventory. Gains or losses related to contracts accounted for as hedges are deferred until the contracts mature.

11.      TREASURY STOCK

         In conjunction with the final adjustments related to the 1998 acquisition of Speech Design GmbH minority interest, during the quarter ended September 30, 2000, 3,572 shares of the Company's common stock previously held in escrow were returned to the Company and recorded as treasury stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of September 30, 2000, and the results of its operations for the three and nine-month periods ended September 30, 2000, compared to the same periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales increased by $503 or 3.1% to $16,548 for the three months ended September 30, 2000, as compared to $16,045 for the same period in 1999. The increase came from growth in the Company's domestic product lines of approximately 9% and the inclusion of Apogee, which was acquired in the third quarter of 1999. Apogee had revenues of $1,172 in the third quarter of 2000 and $563 in the same period in 1999. In U.S. dollars, Speech Design revenues decreased approximately 18%.

Net sales from the Commercial Audio product line, including the Apogee product line, increased to $3,831 for the three months ended September 30, 2000, or 5.2% over net sales of $3,640 for the same period in 1999. Excluding Apogee, sales from the Commercial Audio product line decreased $419 when compared to the same period in 1999. Net sales from the Engineered Systems product line increased to $3,743 for the three months ended September 30, 2000, or 10.5% over net sales of $3,386 for the same period in 1999. Net sales from the Telco product line decreased to $8,974 for the three months ended September 30, 2000, from net sales of $9,019 for the same period in 1999. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $4,518 for the three months ended September 30, 2000, or 26.6% from net sales of $3,568 for the three months ended September 30, 1999. Foreign sales translated into U.S. dollars decreased to $4,456 for the three months ended September 30, 2000, or 18.3% below net sales of $5,451 for the same period in 1999. Foreign net sales stated in local currency were 9,645 Deutsche Marks ("DM") for the three months ended September 30, 2000, 5.1% below net sales of 10,163 DM for the three months ended September 30, 1999.

GROSS PROFIT

Gross profit increased to $8,659, or 52.3% as a percentage of total net sales, for the three months ended September 30, 2000, compared to $8,525, or 53.1% for the same period in 1999. Excluding the Apogee product line, which has historically lower profit margins, gross profit as a percentage of sales rose to 54%. Additionally, a greater proportion of sales was generated by the domestic business segment, which generates lower gross profit margins than the foreign business segment, compared to the same period last year.

Bogen's gross profit increased to $5,829, or 48.2% of sales, in the third quarter of 2000 from $5,262, or 49.7% of sales, in the third quarter of 1999. The improvement is attributable in part to cost reductions achieved throughout 1999 and the better absorption of fixed costs related to sales volume, offset by the aforementioned lower margins on the Apogee product line.

Speech Design's gross profit as a percent of sales increased to 63.5% in the third quarter of 2000 from 59.9% of sales in the third quarter of 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro TM and Thor TM product lines. Speech Design's gross profit in local currency was basically flat compared to the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses ("SG&A") increased by $1,115 or 22.6%, for the three months ended September 30, 2000, compared to the same period in 1999. SG&A was $6,051, or 36.6% of net sales in 2000, as compared to $4,936, or 30.8% of net sales in 1999. SG&A expenses include $397 of additional costs due to the inclusion of Apogee for the full quarter. Approximately $306 represents sales and support costs incurred as a result of the original equipment manufacturers (OEM) agreement with Lucent Technologies which was established late in 1999. The remainder of the increase represents the establishment of a sales force at Speech Design to address the PABX after-market, investment in Speech Design's Unified Messaging business, increased depreciation and maintenance related to the 1999 installation of an Enterprise Resource Planning (ERP) system in the United States, and the increased expense necessary to support the higher sales levels, in particular sales and administrative compensation and its related costs.

RESEARCH AND DEVELOPMENT

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $530, or 3.2% of net sales, for the three months ended September 30, 2000, as compared to $1,109 or 6.9% of net sales, for the three months ended September 30, 1999. The reduction in the third quarter 2000 is primarily due to the reimbursement of certain development costs from customers.

INTEREST EXPENSE, NET

Net interest income was $97 for the three months ended September 30, 2000, as compared to net interest expense of $41 for the three months ended September 30, 1999. The increase in interest income primarily reflects the Company's investment of the net cash proceeds from the warrants exercised in the first half of 2000.

INCOME TAXES

Income tax expense increased by $183 for the three months ended September 30, 2000, to $860, as compared to $677 for the comparable period in 1999. The increase is primarily the result of the reduction of a portion of the U.S. operation's valuation allowance in 1999, which did not recur in 2000.

GOODWILL AND INTANGIBLE ASSET AMORTIZATION

On August 26, 1999, Bogen Communications, Inc. through ASI Acquistions, LLC, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately-owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption of payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimate of fair market values at the date of acquisition. In connection with the acquisition, the Company has recorded a non-cash investment in goodwill of approximately $1,836. The increase in amortization of goodwill and intangible assets for the three months ended September 30, 2000, from the same period in 1999 is primarily attributable to the Apogee acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

Net sales increased by $7,761 or 18.3% to $50,089 for the nine months ended September 30, 2000, as compared to $42,328 for the same period in 1999. The increase came from growth in the Company's domestic product lines of approximately 20% and the inclusion of Apogee, which was acquired in the third quarter of 1999. Apogee had revenues of $4,738 in 2000 versus $563 in 1999. In U.S. dollars, Speech Design revenues decreased approximately 9%.

Net sales from the Commercial Audio product line, including the Apogee product line, increased to $12,206 for the nine months ended September 30, 2000, or 24.4% over net sales of $9,813 for the same period in 1999. Excluding Apogee, sales from the Commercial Audio product line decreased $1,782 when compared to the same period in 1999. Net sales from the Engineered Systems product line increased to $10,043 for the nine months ended September 30, 2000, or 32.1% over net sales of $7,602 for the same period in 1999. Net sales from the Telco product line increased to $27,840 for the nine months ended September 30, 2000, or 11.7% from net sales of $24,913 for the same period in 1999. The Telco product line includes foreign sales from Speech Design. Domestic sales increased to $10,202 for the nine months ended September 30, 2000, or 13.0% from net sales of $9,032 for the nine months ended September 30, 1999. Foreign sales translated into U.S. dollars decreased to $14,389 for the nine months ended September 30, 2000, or 9.4% below net sales of $15,881 for the same period in 1999. However, foreign net sales stated in local currency increased to 29,913 Deutsche Marks ("DM") for the nine months ended September 30, 2000, or 2.4% over net sales of 29,219 DM for the nine months ended September 30, 1999.

GROSS PROFIT

Gross profit, increased to $25,577, or 51.1% as a percentage of total net sales, for the nine months ended September 30, 2000, compared to $22,035, or 52.1% for the same period in 1999. Excluding the Apogee product line, which has historically lower profit margins, gross profit as a percentage of sales rose to 53.1%. Additionally, a greater proportion of sales was generated by the domestic business segment, which generates lower gross profit margins than the foreign business segment, compared to the same period last year.

Bogen's gross profit increased to $16,695 or 46.8% of sales, in the first nine months of 2000 from $12,605, or 47.7% of sales, in the first nine months of 1999. The improvement is attributable in part to cost reductions achieved throughout 1999 and the better absorption of fixed costs relative to sales volume, offset by lower margins on the Apogee product line.

Speech Design's gross profit increased to 61.7% of sales in the first nine months of 2000, up from 59.4% of sales in the comparable period of 1999. The increase is partially attributable to better margins on Speech Design's Teleserver Pro TM and Thor TM product lines. Speech Design's gross profit in local currency increased 1,112 DM, or 6.4%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative Expenses ("SG&A") increased by $4,873, or 35.8%, for the nine months ended September 30, 2000, from the nine months ended September 30, 1999. SG&A was $18,479, or 36.9% of net sales, for the nine months ended September 30, 2000, as compared to $13,606, or 32.1% of net sales, in 1999. SG&A expenses include $1,500 of additional costs due to the inclusion of Apogee in 1999. Approximately $1,050 represents the increase of sales and support costs incurred as a result of the original equipment (OEM) agreement with Lucent Technologies, which was established late in 1999. The remainder of the increase represents the establishment of a sales force at Speech Design to address the PABX after-market, investment in Speech Design's Unified Messaging business, increased depreciation and maintenance related to the 1999 installation of an Enterprise Resource Planning (ERP) system in the United States, and the increased expense necessary to support the higher sales levels, in particular sales and administrative compensation and its related costs.

RESEARCH AND DEVELOPMENT

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner, R&D expense was $2,296, or 4.6% of net sales for the nine months ended September 30, 2000, as compared to $3,096 or 7.3% of net sales for the comparable period in 1999. The reduction for the nine months ended September 30, 2000, versus the prior year is primarily due to the reimbursement of certain development costs from customers.

INTEREST EXPENSE, NET

Net interest income was $173 for the nine months ended September 30, 2000, as compared to net interest expense of $126 for the nine months ended September 30, 1999. The increase in interest income primarily reflects the Company's investment of the net cash proceeds from the warrants exercised in the first half of 2000.

INCOME TAXES

Income tax expense increased by $503 for the nine months ended September 30, 2000, to $1,986, as compared to $1,483 for the comparable period in 1999. The increase is primarily the result of the reduction of a portion of the U.S. operation's valuation allowance in 1999, which did not recur in 2000. Additionally, a higher foreign effective tax rate has contributed to the increase.

GOODWILL AND INTANGIBLE ASSET AMORTIZATION

The increase in amortization of goodwill and intangible assets for the nine months ended September 30, 2000, from the same period in 1999 is primarily attributable to the August 1999 Apogee acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, cash utilization was focused on working capital requirements, including inventory stock levels, the pay-down of accounts payable, accrued expenses and tax payments, and the purchase of equipment and other fixed assets.

The Company's operating activities utilized $5,101 of cash. The Company's net income of $2,304 includes net non-cash charges of $2,221, which were (i) depreciation and amortization expenses of $1,918 and (ii) an increase of $383 for inventory reserves and allowance for doubtful accounts, offset by (iii) deferred income tax benefits of $80. Accounts receivable increased $1,295; inventories increased $5,525, prepaid expenses and other assets increased $535; accounts payable and accrued expenses decreased $2,093; and net changes in other operating assets and liabilities were $178.

Net cash used in investing activities amounted to $2,038, including $1,725 for the purchase of equipment, computer hardware and software, and other fixed assets and $313 for intangible assets.

Net cash provided by financing activities amounted to $16,290. The Company received $18,033 from the exercise of warrants, which were partly offset by repayments of $178 on capitalized lease obligations and $1,565 of existing lines of credit.

As of September 30, 2000, the Company's total liabilities were $8,819, of which $7,262 is due and payable within one year.

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "New Facility") with KeyBank N.A., which matures on April 30, 2001. The New Facility replaces a previous facility. The New Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The New Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. At September 30, there were no borrowings under either the working capital line of the New Facility or the acquisition revolving line.

Speech Design has short-term credit lines and overdraft facilities of approximately 8,000 DM, or $3,600 from three banks. These lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At September 30, 2000, 1,477 DM (approximately $664) was outstanding under the short-term credit lines.

Speech Design has also secured a 15,000 DM (approximately $6,750) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate. There were no borrowings under the acquisition financing line at September 30, 2000.

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

ITEM 3.  MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company's German subsidiary, Speech Design. The Company's consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in various foreign currencies, as follows: Speech Design's currency is the DM, Satelco's currency is the Swiss Franc, Speech Design U.K.'s currency is the British Pound and Speech Design Israel's currency is the Israeli Shekel. All Speech Design subsidiaries' financial statements are first translated into DM; then Speech Design's consolidated financial statements are translated into U.S. dollars.

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

         4.6 Amendment to Unit Purchase Option Granted to GKN Securities Corp. (12)

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

         10.32 Mergers and Acquisition Engagement Agreement, dated as of October 1, 1998, between Speech Design GmbH and Helix Capital Services, Inc. (11)

         10.33 Amendment to Employment Agreement dated November 26, 1997 between the Company and Mr. Jonathon Guss. (12)

         10.34 Amendment to Employment Agreement dated November 26, 1997 between the Company and Mr. Michael Fleischer. (12)

         *10.35 Bogen Communications International, Inc. Amended and Restated Stock Incentive Plan

         *27.1    Financial Data Schedule

                ------------
                *Filed Herewith

                  1. Incorporated by reference to the Exhibits to the Company's
                     Registration Statement on Form S-1 (File No. 33-65294), dated October 7, 1993.
                  2. Incorporated by reference to the Exhibits to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                  3. Incorporated by reference to the Exhibits to the Company's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
                  4. Incorporated by reference to the Exhibits to the Company's
                     Current Report on Form 8-K dated August 21, 1995.
                  5. Incorporated by reference to the Exhibits to the Company's
                     Registration Statement on Form S-8 (File No. 333-21245) dated February 4, 1997.
                  6. Incorporated by reference to the Exhibits to the Company's
                     Annual report on Form 10-K for the year ended December 31, 1996.
                  7. Incorporated by reference to the Exhibits to the Company's
                     Current Report on Form 8-K, dated November 25, 1997.
                  8. Incorporated by reference to the Exhibits to the Company's
                     Current Report on Form 8-K, dated December 12, 1997.
                  9. Incorporated by reference to the Exhibits to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1997.
                  10.Incorporated by reference to the Exhibits to the Company's
                     Current Registration Form 8-K, dated May 20, 1998.
                  11.Incorporated by reference to the Exhibits to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1998.
                  12.Incorporated by reference to the Exhibits to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                                   (Registrant)


    Date:  November 13, 2000       By:   /s/ Michael P. Fleischer
                                         -------------------------------------
                                         Name:   Michael P. Fleischer
                                         Title:  President

    Date:  November 13, 2000       By:   /s/ Maureen A. Flotard
                                         -------------------------------------
                                         Name:   Maureen A. Flotard

                                         Title:  Acting Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer

                     BOGEN COMMUNICATIONS INTERNATIONAL INC.
                    STOCK INCENTIVE PLAN AMENDED AND RESTATED
                              AS OF MARCH 29, 2000

         1. PURPOSE OF THE PLAN. The purpose of this Stock Option Incentive Plan ("Plan") of Bogen Communications International Inc. (the "Company"), is to promote the interests of the Company by providing incentives to enable the Company to attract and retain employees and executives of high quality and to encourage them to acquire or increase their proprietary interest in the Company and to maximize the Company's performance during the term of their employment or period of service with the Company.

         2. DEFINITIONS. As used in the Plan, unless the context requires otherwise, the following terms shall have the following meanings:

            (a) "Award" shall mean the grant of any Option or Restricted Share Award made hereunder.

            (b) "Board" shall mean the Board of Directors of the Company.

            (c) The "Committee" shall mean a committee composed of two or more members of the Board at least of majority of whom shall be "Outside Directors" for the purpose of any regulatory requirements then applicable to the attain any desired beneficial tax or securities trading treatment available to the optionee, including Section 162 (m) of the Code.

            (d) "Common Stock" shall mean the common stock, par value $.001 per share of the Company, or if, pursuant to the adjustment provisions set forth in
Section 11 hereof, another security is substituted for, or issuable in connection with ownership of the Common Stock, such other additional security.

            (e) "Fair Market Value" shall mean the fair market value of the Common Stock on the Grant Date (as hereinafter defined) or other relevant date. If on such date the Common Stock is listed on a stock exchange or is quoted on the National Market segment of the Nasdaq Stock Market (the "National Market"), the Fair Market Value shall be the closing sale price (or if such price is unavailable, the average of the high bid price and the low asked price) on such date. If on such date the Common Stock is traded in the over the counter market (but not on the National Market), the Fair Market Value shall be the average of the high bid and the low asked price on such date (or if there are no reported bid and asked prices on the Grant Date, then the average between the high bid price and the low asked price on the next preceding day for which such quotations exist). If the Common Stock is neither listed or admitted to trading on any stock exchange, quoted on the National Market or traded in the over the counter market, the Fair Market Value shall be determined in good faith by the Committee in accordance with generally accepted valuation principles and such other factors as the Committee reasonably deems relevant.

            (f) "Grant Date" shall mean the date on which an Award is granted.

            (g) "Option" shall mean the right, granted pursuant to the Plan, to purchase one or more shares of Common Stock. "Incentive Stock Option" shall mean an Option granted pursuant to Section 6(I) hereof and intended to be qualified for incentive stock option treatment under the Internal Revenue Code of 1986, as amended (the "Code"). "Nonqualified Stock Option" shall mean all other Options granted under the Plan, including any Options granted under Section 6 which do not qualify for treatment as incentive stock options under the Code.

            (h) "Optionee" or "Grantee" shall mean a person to whom an Option has been granted, or an Award has been made, under the Plan, as the case may be.

            (i) "Participant" shall mean (i) designated officers and other key employees of the Company or a Subsidiary Corporation (as such term is defined under Section 424(f) of the Internal Revenue Code of 1986 as amended (the "Code")), and (ii) members of the Company's Board of Directors, and (iii) independent contractors and consultants (who may be individuals or entities) who perform services for the Company.

         3. STOCK SUBJECT TO THE PLAN. There will be reserved for issuance upon the exercise of Awards granted from time to time under the Plan an aggregate of 1,500,000 shares of Common Stock and other securities or property to be delivered upon exercise of Options (as may be required under Section 11 hereof.) The Board shall determine from time to time whether all or part of such 1,500,000 shares shall be authorized but unissued shares of Common Stock or issued shares of Common Stock which shall have been reacquired by the Company and which are held in its treasury. If any Award granted under the Plan should expire or terminate for any reason without having been exercised in full, the Common Stock or other securities or property subject to such Award shall again become available for the grant of Award under the Plan, other than as may be prohibited by the Code or other applicable statute or regulation.


         4. ADMINISTRATION OF THE PLAN. The Plan shall be administered by the Committee.

          (a) Subject to the provisions of the Plan, the Committee shall have full discretion and sole authority:

            (i) To designate the Participants to whom Awards shall be granted, to determine whether individual Grantees shall be granted Incentive Stock Options or

Nonqualified Stock Options or Restricted Share Awards, to designate the number of shares to be covered by each of the Awards, and to determine the time or times at which Awards shall be granted;

            (ii) To determine the exercise price of Options granted hereunder, subject to Section 6 hereof;

            (iii) To interpret the Plan;

            (iv) To promulgate, amend and rescind rules, regulations, agreements and instruments relating to the Plan, provided, however, that no such rules or regulations shall be inconsistent with any of the material terms of the Plan;

            (v) To subject any Award to such additional terms and conditions (not inconsistent with the Plan) as may be specified when granting the Award, including without limitation additional restriction or conditions on the exercise of an Option or receipt of an Award;

            (vi) To determine circumstances upon which Options shall become immediately exercisable, or a Restricted Share Award earned, and to accelerate the exercisability of any Option, or the vesting of a Restricted Share Award; and

            (vii) To make all other determinations in connection with the administration and application of the Plan.

          (b) The Committee's interpretations of the Plan and all determinations made by the Committee pursuant to the powers vested in it hereunder shall be conclusive and binding on all persons having interests in the Plan or in any Award granted under the Plan.

          (c) Each member of the Committee shall be indemnified and held harmless by the Company against any cost or expense (including counsel fees) reasonably incurred by him or her, or liability (including any sum paid in settlement of a claim with the approval of the Company) arising out of any act or omission to act in connection with the Plan, unless arising out of such member's own fraud or bad faith, to the extent permitted by applicable law. Such indemnification shall be in addition to any rights of indemnification the members may have as directors or otherwise under the Certificate of Incorporation, as amended, or By-Laws of the Company, any agreement of shareholders or disinterested directors or otherwise.

         5. ELIGIBILITY. Officers and other employees of the Company or a Subsidiary Corporation, including persons who have accepted written offers of employment with the Company, non-employee members of the Board, and independent contractors and consultants who perform services for the Company shall be eligible to participate in the Plan. Only Participants who are officers or other employees of the Company or a Subsidiary Corporation shall be eligible to receive Incentive Stock Options pursuant to Section 6(I) hereof. All Participants shall be eligible to receive Nonqualified Stock Options or Restricted Share Awards.

         6. TYPES OF OPTIONS.

         (I) INCENTIVE STOCK OPTIONS. The following provisions shall apply solely with respect to Options which are designated by the Committee as "Incentive Stock Options" at the time of grant:

            (a) OPTION EXERCISE PRICE. The price at which shares of Common Stock shall be purchased upon exercise of any Incentive Stock Option shall be not less than the Fair Market Value of such shares on the Grant Date, except that if on the Grant Date an Optionee owns Common Stock (as determined under section 424(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or of the Company's Parent Corporation (as such term is defined under Section 424(e) of the Code), if any, or any Subsidiary Corporations, then the price at which shares of Common Stock shall be purchased upon exercise of an Incentive Stock Option granted to such Optionee shall not be less than 110% of the Fair Market Value of such shares on the Grant Date and, notwithstanding
Section 6(I)(b) hereof, such Incentive Stock Option shall cease to be exercisable five (5) years after the Grant Date.

            (b) EXPIRATION. Except as otherwise provided in Section 6(I)(a) and
Section 11 hereof, each Incentive Stock Option granted hereunder shall cease to be exercisable ten years after the date on which it is granted.

            (c) RESTRICTION ON EXERCISE. The Fair Market Value (as determined on the Grant Date) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by any person during any calendar year (under this Plan and all other plans of the Company and its Subsidiary Corporations) cannot be greater than $100,000.

         (II) NONQUALIFIED STOCK OPTIONS. The following provision shall apply with respect to Options which are designated by the Committee as "Nonqualified Stock Options" at the time of grant:

            (a) OPTION EXERCISE PRICE. The price at which shares of Common Stock shall be purchased upon exercise of a Nonqualified Stock Option shall be determined by the Committee but shall be not less than Fair Market Value of such shares on the Grant Date.

            (b) EXPIRATION. Except as otherwise provided in Section 11 hereof, each Nonqualified Stock Option granted hereunder shall cease to be exercisable ten years after the Grant Date.

            (c) DESIGNATION. Any Option which is not designated by the Committee as an Incentive Stock Option under Section 6(I) shall automatically be deemed to be a Nonqualified Stock Option.

         7. RESTRICTED SHARE AWARDS.

            (a) TIME, AMOUNT AND FORM OF AWARD. The Committee shall be authorized to grant to any Participant an Award of Restricted Shares of Common Stock, on such terms and conditions as it shall determine. Each grant of Restricted Shares under the Plan shall be evidenced by a Restricted Share Agreement between the recipient and the Company. Such Restricted Shares shall be subject to all applicable terms of the Plan and may be subject to any other terms that are consistent with the Plan. The provisions of the various Restricted Share Agreements need not be identical.

            (b) PAYMENT FOR AWARD. To the extent that an Award is granted in the form of Restricted Shares, the Award recipient, as a condition to the grant of such Award, may be required to pay the Company in cash or cash equivalents an amount equal to the par value of such Restricted Shares.

            (c) VESTING CONDITIONS. Each Award of Restricted Shares may or may not be subject to vesting. Vesting shall occur, in full or in installments, upon satisfaction of the conditions specified in the Restricted Share Agreement. The Committee may include among such conditions the requirement that the performance of the Company or a business unit of the

Company for a specified period equal or exceed a target or performance standard determined by the Committee. A Restricted Share Agreement may provide for accelerated vesting in the event of the Participant's death, disability or retirement or other events. The Committee may determine, at the time of granting Restricted Shares or thereafter, that all or part of such Restricted Shares shall become vested in the event that a change in control, as may be defined by the Committee, occurs with respect to the Company.

            (d) VOTING AND DIVIDENDS. The holders of Restricted Shares awarded under the Plan shall have the same voting, dividend and other rights as the Company's other stockholders. A Restricted Stock Agreement, however, may require that the holders of Restricted Shares invest any cash dividends received in additional Restricted Shares. Such additional Restricted Shares shall be subject to the same conditions and restrictions as the Award with respect to which the dividends were paid.

         8. VESTING OF OPTION. The vesting period, if any, for all Options granted hereunder shall commence on the Grant Date and shall end on the date or dates, determined by the Committee.

         9. METHOD OF EXERCISE. Optionees may exercise their Options from time to time by giving written notice to the Company. The date of exercise shall be the date on which the Company receives such notice, or such later date as may be set forth in such notice, so long as the Option is still then outstanding. Such notice shall be on a form furnished by the Company and shall state the number of shares to be purchased and the exercise date. Upon exercise, or as soon thereafter as is practicable, the Company shall deliver to the Optionee (or other person entitled to exercise the Option) at the principal office of the Company, or such other place as shall be mutually acceptable, a certificate or certificates for such shares against payment in full of the Option price for the number of shares to be delivered, such payment to be by a certified or bank cashier's check and/or, if permitted by the Committee in its discretion, by delivery of such other form of consideration, including capital stock of the Company, promissory notes or other property, and may permit the cashless exercise of Options based upon the value of the Common Stock subject to Options, either pursuant to terms then determined in the discretion of the Committee or pursuant to any plan for such exercise then available to the Optionee, or made available to the Optionee in the Committee's discretion. If the Optionee (or other person entitled to exercise the Option) shall fail to accept delivery of and pay for all or any part of the shares specified in his notice when the Company shall tender such shares to him, his right to exercise the Option with respect to such unpurchased shares may be terminated.

         10. TERMINATION OF EMPLOYMENT. Except as set forth below or otherwise set forth in an Option Grant approved by the Committee, in the event that an Optionee's employment terminates for any reason, any Options then exercisable shall automatically terminate sixty days after the date on which such employment terminates.

            (a) In the event that an Optionee's employment terminates by reason of retirement, the Committee shall have the right to extend such Optionee's Options until the earlier of (x) three months after the date of retirement or
(y) the date on which such Options would terminate pursuant to Section 6.

            (b) In the event that an Optionee's employment terminates by reason of disability, an Option exercisable by him shall terminate one year after the date of disability of the

Optionee, but in any event not later than the date on which such Options would terminate pursuant to Section 6 hereof.

            (c) In the event that an Optionee's employment terminates by reason of death, an Option exercisable by him shall terminate one year after the date of death, but in any event not later than the date on which such Options would terminate pursuant to Section 6 hereof.

         During such time after death, an Option may only be exercised by the Optionee's personal representative, executor or administrator, as the case may be. Unless vesting on an Option is otherwise provided for by the terms of an Option or the Committee, no exercise permitted by this Section 10 shall entitle an Optionee or his personal representative, executor or administrator to exercise any Option which is not (on the date of exercise) then exercisable.

         11. CHANGES IN CAPITAL STRUCTURE. In the event that, by reason of a stock dividend, recapitalization, reorganization, merger, consolidation, reclassification, stock split-up, spin off, combination of shares, exchange of shares, or the like, the outstanding shares of Common Stock of the Company are hereafter increased or decreased, or changed into or exchanged for, or entitle the holder to a different number or kind of shares or other securities of the Company or of any other corporation, then appropriate adjustments shall be made by the Board to the number and kind of shares reserved for issuance under the Plan upon the grant and to be delivered upon exercise of Options or receipt of other Awards. In addition, the Board shall make appropriate adjustments to the number and kind of shares subject to outstanding Options or other Awards, and the purchase price per share or Options shall be appropriately adjusted consistent with such change. Unless otherwise determined by the Committee, in no event shall fractional shares be issued or issuable pursuant to any adjustment made under this Section 11. The determination of the Board as to any adjustment shall be final and conclusive.

         12. MANDATORY EXERCISE. Notwithstanding anything to the contrary set forth in the Plan, in the event that:

            (a) the Company should adopt a plan of reorganization pursuant to which it shall merge into, consolidate with, or sell its assets to, any other corporation or entity (an "Acquiring Entity"), the Company may give an Optionee written notice thereof:

                (i) requiring such Optionee to exercise his or her Options within thirty days after receipt of such notice, (including any unvested Options which would, except for this Section 12, otherwise be unexercisable at that date); or

                (ii) requiring such Optionee to consent to the conversion of such Options into an option to purchase the same number of shares of the Acquiring Entity's common stock as would have been received by the Optionee if the Optionee had exercised such Option; or

                (iii) deeming such Options to have been exercised, in which case the Optionee shall be entitled to receive the same consideration per share as received by other holders of the Company's stock but reduced by an amount equal to the Fair Market Value on the Grant Date.

          (b) the Company should adopt a plan of complete liquidation, the Company shall give an Optionee written notice thereof requiring such Optionee to exercise his or her Options within thirty days after receipt of such notice, (including any invested Options which would, except for this Section 12, otherwise be unexercisable at that date).

         Those Options which the Company requests to be exercised and which shall not have been exercised in accordance with the provisions of the Plan by the end of such 30 day period shall automatically lapse irrevocably and the Optionee shall have no further rights with respect to such Options.

         13. OPTION GRANT. Each grant of an Option under the Plan will be evidenced by a document in such form as the Committee may from time to time approve. Such document will contain such provisions as the Committee may in its discretion deem advisable, including without limitation additional restrictions or conditions upon the exercise of an Option. The Committee may require an Optionee, as a condition to the grant or exercise of an Option or the issuance or delivery of shares upon the exercise of an Option or the payment therefore, to make such representations and warranties and to execute and deliver such notices of exercise and other documents as the Committee may deem consistent with the Plan or the terms and conditions of the Option Agreement. Not in limitation of any of the foregoing, in any such case referred to in the preceding sentence the Committee may also require the Optionee to execute and deliver documents (including the investment letter described in Section 14), containing such representations, warranties and agreements as the Committee or counsel to the Company shall deem necessary or advisable to comply with any exemption from registration under the Securities Act of 1933, as amended, the (the "Securities Act") any applicable State securities laws, and any other applicable law, regulation or rule.

         14. INVESTMENT LETTER. If required by the Committee, each Optionee shall agree to execute a statement directed to the Company, upon each and every exercise by such Optionee of any Options, that shares issued thereby are being acquired for investment purposes only and not with a view to the redistribution thereof, and containing an agreement that such shares will not be sold or transferred unless either (1) registered under the Securities Act, or (2) exempt from such registration in the opinion of Company counsel. If required by the Committee, certificates representing shares of Common Stock issued upon exercise of Options shall bear a restrictive legend summarizing the restrictions on transferability applicable thereof.

         15. REQUIREMENT OF LAW. The granting of Awards, the issuance of shares upon the exercise of an Option, and the delivery of shares upon the payment therefore shall be subject to compliance with all applicable laws, rules, and regulations. Without limiting the generality of the foregoing, the Company shall not be obligated to sell, issue or deliver any shares unless all required approvals from governmental authorities and stock exchanges shall have been obtained and all applicable requirements of governmental authorities and stock exchanges shall have been complied with.

         16. TAX WITHHOLDING. The Company, as and when appropriate, shall have the right to require each Grantee purchasing or receiving shares of Common Stock under the Plan to pay any federal, state, or local taxes required by law to be withheld or to take whatever action it deems necessary to protect the interests of the Company in respect to such tax obligations.

         17. NONASSIGNABILITY. A Grantee may transfer the rights granted hereunder by (i) bona fide gift, (ii) will or by the laws of descent and distribution or, (iii) pursuant to a qualified domestic relations order as defined under the Code or Title I of ERISA or the rules thereunder. Upon the death of an Optionee, the personal representative or other person entitled to succeed to the rights of the Optionee ("Successor Optionee") may exercise such rights. A Successor

Optionee shall furnish proof satisfactory to the Company of such person's right to receive the Option under the Optionee's will or under the applicable laws of descent and distribution.

         18. OPTIONEE'S RIGHTS AS SHAREHOLDER AND EMPLOYEE. An Optionee shall have no rights as a shareholder of the Company with respect to any shares subject to an Option until the Option has been exercised and the certificate with respect to the shares purchased upon exercise of the Option has been duly issued and registered in the name of the Optionee. Nothing in the Plan shall be deemed to give an employee any right to continued employment nor shall it be deemed to give any employee any other right not specifically and expressly provided in the Plan.

         19.      TERMINATION AND AMENDMENT.

                  (a) AMENDMENT. The Board may amend or terminate the Plan at any time, subject to the limitation that the approval by the shareholders of the Company shall be required in respect of any amendment that (A) materially increases the benefits accruing to Participants under the Plan, (B) increases the aggregate number of shares of Common Stock that may be issued or transferred under the Plan (other than by operation of Section 11 above), (C) increases the maximum number of shares of Common Stock for which any Optionee may be granted options under this Plan or (D) materially modifies the requirements as to eligibility for participation in the Plan; (E) materially modifies the provisions for determining the Fair Market Value; and (ii) the Board may not amend the Plan if such amendment would cause the Plan, or any Award of an Incentive Stock Option under Section 6(I) to fail to comply with the requirements of Section 422 of the Code including, without limitation, a reduction of the option price or an extension of the period during which an Incentive Stock Option may be exercised.

                  (b) TERMINATION OF PLAN. The Plan shall terminate on the tenth anniversary of its effective date (as set forth in Section 20 below) unless earlier terminated by the Board or unless extended by the Board with approval of the stockholders.

                  (c) TERMINATION AND AMENDMENT OF OUTSTANDING GRANTS. Except as otherwise provided in Section 12 hereof or in any document evidencing the grant of an Award hereunder, a termination or amendment of the Plan that occurs after an Award has been granted shall not result in the termination or amendment of the Award unless the Grantee consents or unless the Committee acts under Section 21(b) below. The termination of the Plan shall not impair the power and authority of the Committee with respect to an outstanding Award. Whether or not the Plan has terminated, an outstanding Option may be terminated or amended under Section 21(b) below or may be amended by agreement of the Company and the Grantee which is consistent with the Plan.

         20. SHAREHOLDER APPROVAL. This Amended and Restated Plan is subject to approval by the holders of a majority of the shares of stock of the Company present or represented in proxy in a vote at a duly held meeting of the shareholders of the Company. If the Plan is not so approved by shareholders, the original Plan as hereinbefore in place, shall remain in full force and effect.

         Subsequent to such approval, the effective date of the Amended and Restated Plan shall be March 29, 2000.

         21.      MISCELLANEOUS.

                  (a) SUBSTITUTE GRANTS. The Committee may grant an Award to an employee or a non-employee director of another corporation, if such person shall become an employee or non-employee director of the Company, or a Subsidiary Corporation, by reason of a corporate merger, consolidation, acquisition of stock or property, reorganization or liquidation involving the Company or a Subsidiary Corporation and such other corporation. Any Award so granted shall be made in substitution for a stock option granted by the other corporation, but the terms and conditions of the Award so granted may vary from the terms and conditions required by the Plan and from those of the Award granted by the other corporation. The Committee shall prescribe the provisions of the Award so granted.

                  (b) COMPLIANCE WITH LAW. The Plan, the grant of Awards and the obligations of the Company to issue shares of Common Stock upon exercise of Options shall be subject to all applicable laws and required approvals by any governmental or regulatory agencies. With respect to persons subject to Section 16 of the Exchange Act, it is the intent of the Company that the Plan and all transactions under the Plan shall comply with all applicable conditions of Rule 16b-3 or any successor provisions under the Exchange Act. The Committee may revoke the grant of any Award if it is contrary to law or modify any Award to bring it into compliance with any valid and mandatory government regulations. The Committee may also adopt rules regarding the withholding of taxes on payments to Grantees. The Committee may, in its sole discretion, agree to limit its authority under this section.

                  (c) SUNDAY OR HOLIDAY. In the event, that the time for the performance of any action or the giving of any notice is called for under the Plan within a period of time which ends or falls on a Sunday or legal holiday, such period shall be deemed to end or fall on the next date following such Sunday or legal holiday which is not a Sunday or legal holiday.


842288.1