Form 10-K
period 2000-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2001-04-02
CIK 908517

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

      /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
                             FROM      TO
                                 ------  -------

                         COMMISSION FILE NUMBER 0-22046

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                    ----------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    38-3114641
          ---------                                   ----------
    (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


             50 SPRING STREET, RAMSEY, NEW JERSEY            07446
             ------------------------------------            -----
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 934-8500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE

                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. //

     The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on March 15, 2001, as reported on the Nasdaq National Market System ("NASDAQ"), held by non-affiliates of the Registrant was approximately $23,734,811.

As of March 15, 2001, 10,112,956 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the 2001 annual meeting of stockholders of Bogen Communications International, Inc., which definitive proxy statement will be filed no later than 120 days after December 31, 2000.

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

     The Company's United States business develops, manufactures, and distributes commercial telecommunications and audio products through Bogen Corp. ("Bogen") and through its subsidiaries, Bogen Communications, Inc. ("BCI") and Apogee Sound International, LLC ("Apogee").

     The Company's European business develops, produces, and markets voicemail systems and Unified Messaging products and services through Speech Design GmbH ("Speech Design"), based in Germany, and through its subsidiaries, Digitronic Computersysteme GmbH ("Digitronic"), based in Germany, Satelco AG ("Satelco"), based in Switzerland, and Speech Design (Israel) Ltd., based in Israel.

     As used herein, the "Company" shall refer to the Registrant, "Bogen" shall mean the business of Bogen Corp. and its subsidiaries, and "Speech Design" shall mean Speech Design GmbH and its subsidiaries. Certain financial information about the Company's two business segments is included in Note 17 to the Company's Consolidated Financial Statements, included herein.

     Bogen focuses on commercial and engineered sound equipment and telecommunication (Telco) peripherals for the voice and sound processing market. For almost 70 years, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, as well as for security and educational applications, and since 1991, has produced voice-processing systems, including message/music-on-hold systems ("MOH"). Bogen's products are sold primarily through a network of distributors, dealers and contractors.

     Speech Design focuses on digital voice processing systems for the mid-sized Private Branch Exchange ("PABX") market, targeting the underdeveloped, but growing, European voice processing market. With the launch in late 1995 of its product family called "Memo", Speech Design has added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems. In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (2-8 ports) voice and call processing peripherals. In addition to a higher capacity voice mail than possible with Memo, Teleserver also offers LAN connectivity to PC networks and ACD (automatic call distribution) functionality. In 1999, Speech Design added Unified Messaging products and services, through its flagship product Thor(TM). Thor improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs"), as well as mobile and fixed-line network operators ("carriers"). Thor integrates fax and voice-mail into an existing e-mail environment, and e-mail and fax into the mobile-phone environment.

     Speech Design sells through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany. Speech Design's Thor unified messaging system in its enterprise version is sold through switch manufacturers and IT system integrators. In addition, Thor unified messaging services and platforms are sold to mobile and fixed-line carriers and Internet Service Providers ("ISPs").

     The Registrant is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

COMPANY HISTORY

     The Registrant, formerly known as European Gateway Acquisition Corp., was formed on May 6, 1993, with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria. On October 13, 1993, the Registrant consummated an initial public offering (the "IPO") of units consisting of one share of the Registrant's common stock, $.001 par value per share ("Common Stock"), and two warrants (the "Warrants"), each entitling the holder thereof to purchase one share of Common Stock. The Company called such Warrants for redemption as of May 1, 2000. An aggregate of 64,615 warrants were not exercised prior to such date and were cancelled and redeemed for $.01 per Warrant.

     In 1995, the Registrant acquired from Geotek Communications Inc. ("Geotek") approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen. As partial consideration for such acquisitions, Geotek received from the Company: (i) 3,701,919 shares of Common Stock; (ii) warrants to purchase 200,000 shares of Common Stock; (iii) $7,000,000 in cash; and (iv) a convertible promissiory note in the principal amount of $500,000 and repaid in 1997. On November 26, 1997, the Company re-acquired from Geotek all 3,701,919 shares of common Stock and 200,000 warrants for $18,500,000 in cash.

     Simultaneously with the repurchase from Geotek, the Company sold 200,000 shares of 9% Series A Convertible Preferred Stock (the "Preferred Stock") to a group of independent investment funds, for total proceeds to the Company of $20,000,000. The Preferred Stock's semi-annual cumulative dividend was payable in cash or in-kind at the sole discretion of the Company and each share of Preferred Stock was convertible into 18.605 shares of Common Stock (or 3,721,000 shares of Common Stock based at the initial conversion price of $5.375). Also at the time, of the transaction described above, a new senior executive team was put in place and the Board of Directors was reconstituted.

     On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated $8.8 million before acquisition costs, consisting of DM 7,570,000 (approximately U.S. $4.8 million) in cash and 458,000 restricted shares of the Common Stock.

     On July 1, 1998, all Preferred Stock Shareholders elected to convert their Preferred Shares to Common Stock. After converting all Preferred Shares and accrued dividends (10,775 new Preferred Shares were issued as accrued interest) into Common Stock, the Preferred Shareholders received a total of 3,921,477 Common Shares of Bogen.

     On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145,000, amounted to approximately $1.2 million in cash and assumption of certain liabilities. The terms of the acquisition agreement also provide for additional cash consideration up to DM 2.8 million (or approximately $1.7 million) to be paid if Digitronic's sales during 2000 and 2001 exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition.

     On August 26, 1999, Bogen Communications Inc., through Apogee Sound International, LLC ("Apogee"), a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound Inc., a privately held company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities.

     See below under the headings "Bogen" and "Speech Design" for a discussion of other acquisitions consummated by the Company. To further its growth objectives, the Company continually seeks out, and evaluates other acquisitions of companies or product lines that are complementary to its current businesses and products, and considers itself adequately capitalized to consummate acquisitions that may be desirable. In addition, in consultation with its lawyers and investment banker the Company is engaged in a comprehensive evaluation of strategic and financing alternatives to enhance shareholder value. Such alternatives, which would only be undertaken by the Company under favorable market conditions, include evaluation of separating the Bogen and Speech Design operations, or the transfer or sale of all, or a part, of either business in a strategic transaction, public or private sale, or a recapitalization.

BOGEN (DOMESTIC OPERATIONS)

     Since its founding in 1932, Bogen has been involved in the commercial audio industry and currently develops, sources, assembles and distributes sound processing equipment and telecommunication peripherals through its wholly-owned subsidiary, BCI.

     Bogen's audio products include: commercial audio amplifiers and speakers; related sound and intercom systems equipment for professional, industrial and commercial system applications; background and foreground music applications; and intercom and communications systems for the security and educational markets, and telephone paging systems. Bogen also markets a line of high performance, all environment speakers, based on technology of New England Audio Resource Corp. ("NEAR"), acquired in 1997, and whose operations were combined into Bogen in 1999. In the third quarter of 1999, Bogen acquired through its newly formed subsidiary, Apogee, substantially all of the assets of Apogee Sound, Inc., a privately held company headquartered in California. Through Apogee, Bogen manufactures and distributes amplifiers, speakers, and related products to the professional Audio market.

BOGEN'S PRODUCT LINES

     TELCO U.S.

     Bogen's Telco U.S. products consist of telephone-based overhead paging systems and equipment and digital message/music-on-hold players. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience. In 1997, Bogen introduced a new MOH system, Pro-Hold DRDX. The DRDX products allow music-on-hold programs to be downloaded to the user site remotely over telephone lines, using a digital modem transfer, whereas the traditional Pro-Hold required a cassette tape to be physically delivered to the user site. During 1999, Bogen's Easy Install(TM) Speakers (2 models) and Easy Design(TM) Speakers (5 models) were introduced to the market. These products and their corresponding design support tools are targeted at market segments that require faster install time and have little experience in designing sound systems. Although the speakers were initially designed for Telco products, they are adaptable for all of Bogen's product lines.

     Bogen's Telco U.S. net sales for the years ended December 31, 2000, 1999 and 1998 were $17,174,000, $13,574,000 and $12,850,000, respectively. Telco U.S.
net sales provided 25.9%, 22.9% and 24.4% of the Company's net sales for these respective years. Speech Design also has a Telco line of products, the sales of which are included below under the heading "Speech Design - Product Line".

     COMMERCIAL AUDIO

     Bogen's Commercial Audio product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, stores, etc. During 1997, NEAR's All Environment Speakers were added to Commercial Audio's product line.

     Commercial Audio net sales for the years ended December 31, 2000, 1999 and 1998 were $9,739,000, $11,124,000 and $10,480,000, respectively. Commercial
Audio provided 14.7%, 18.7% and 19.9% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

     PRO-AUDIO

     In August 1999, Bogen acquired the Apogee product line, which includes speakers and speaker systems, amplifiers, processors, and system-balancing and design equipment for entertainment sound systems. Pro-Audio sales for the year ended December 31, 2000, and the four months ended December 31, 1999, were $5,906,000 and $2,185,000, respectively. Pro-Audio sales accounted for 8.9% and 3.7% of the Company's consolidated net sales for those years.

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

     Engineered Systems net sales for the years ended December 31, 2000, 1999 and 1998 were $12,647,000, $10,741,000 and $9,073,000 respectively. Engineered
Systems net sales accounted for 19.1%, 18.1% and 17.2% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

BOGEN'S SALES AND MARKETING

     TELCO U.S. PRODUCT LINES

     Bogen distributes its Telco products to approximately 90 distributors who operate over 200 telecommunications distribution centers. These distributors sell to thousands of telecommunications installers or interconnects across North America. In addition to its distribution network, Bogen has a relationship with over 70 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply private label overhead paging systems to Avaya Communications, a recent spin-off from Lucent Technologies ("Lucent").

     Bogen markets its Telco products through a team of regional sales representatives, who sell Bogen's Telco and other complementary products to distributors in their assigned territories.

     COMMERCIAL AUDIO, PRO-AUDIO, AND ENGINEERED SYSTEMS PRODUCT LINES

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

     Bogen distributes its Commercial Audio products through about 1,000 active distributors, dealers and contractors, often as complete system solutions designed to satisfy an end-user's specific needs. Bogen's Commercial Audio products are stocked by virtually every major sound master distributor, industrial equipment distributor, and commercial security products distributor in North America. In addition, approximately 150 major contractors and dealers market Bogen's Engineered Systems. The principal users of these products are industrial, professional, commercial and civic concerns and institutions such as schools, nursing homes, correctional facilities, retail stores, restaurants and churches. Bogen's management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

     The Apogee product line was acquired by Bogen in August 1999 and consists of a worldwide network of about 200 distributors, touring companies, and contractors who specialize in the area of entertainment sound systems. The wide Apogee line includes speakers and speaker systems, amplifiers, processors and system balancing and design equipment. Apogee speaker products range from compact cabinets for foreground music applications to large arrays that can accommodate applications in theaters, arenas, stadiums, and other larger facilities where high-quality entertainment sound is required. In addition to a base of loyal customers in the United States, approximately 46% of Apogee's business in 2000 was derived from export sales.

     NEW PRODUCTS INTRODUCTION

In 2000, Bogen's new product introductions were heavily focused on the commercial audio line. During 2000 Bogen introduced the M-Class power amplifier. The M-Class is a family of 3 dual channel amplifiers with output powers ranging from 300-watts/ channel to 600-watts/channel. These power levels are significantly higher than any previous Bogen amplifier. All models allow users to customize the product for their particular application through the use of modules that plug into the amplifier. This amplifier line will help position Bogen as a manufacturer of high power amplifier products, a valuable market position that was previously unapproachable by Bogen because of a lack of product offering.

Bogen also introduced the NEAR A-Series of "all environment loudspeakers" in 2000. This is a second-generation line of eighteen products, including product variations, and builds off the successes of the previous AEL series of speakers. This new line of speakers capitalizes on all the NEAR patented technology but provides a more progressive look and better product finish than the products it replaces and is expected to appeal to a wider range of applications.

A line of products closely associated with the A-Series, and also introduced in 2000, is the NEAR Rocks series. This is a line of high-quality landscape loudspeakers designed for commercial applications in theme parks and other outdoor venues. The line consists of four products, two basic "rock" styles each available for either low impedance or 70V applications. NEAR designed sound components are housed in a heavy, rugged and extremely realistic, artificial "rock" cabinet. These speakers share many of the major audio components as the A-Series and provide an excellent level of sound quality and environmental resistance.

Microphones are a natural complement to both Bogen's product line and its distribution channels. In 2000 Bogen introduced 9 new models of microphones covering a wide range of applications. These additions increased Bogen's microphone offering from 3 to 11 different models. The new models were designed to Bogen's specifications and manufactured by one of the world's largest manufacturers of microphones. They provide exceptional quality at price levels that are expected to be attractive to Bogen's customers.

Bogen introduced a family of two high-quality microphone-line mixers. These products allow the signals from up to eight different signal sources to be combined into a single signal. Bogen's previous offerings in this product area were limited. This product is a modified and private labeled version from a high quality niche manufacturer located in the US. The addition of this product and the microphones provides customers with a suitable number of alternative products when it comes to providing the "front end" equipment for live sound and sound reinforcement applications.

The TPU250 amplifier was introduced in 2000 to the Telco products market. The TPU250 is the latest addition to the popular TPU series of amplifier. The TPU amplifiers are designed expressly for telephone paging applications and consist of four models total. The TPU250 more than doubles the maximum power handling capacity of this amplifier family. The ability to provide significantly higher powers expands the applications for the TPU amplifiers into larger venues including warehouse style retail environments, which are believed to be a growing application segment.

Bogen's Engineered Systems group introduced a line of clock products for institutional use. The line consists of two families of analog faced clocks with ten product variations, two families of digital readout clocks, with 15 product variations, two versions of programmable master clock system controllers and a global positioning receiver that provides accurate synchronization to the national time standard. These products are private labeled exclusively for Bogen by a US manufacturer.

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

BOGEN'S SOURCING AND MATERIALS

     All components and raw materials used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon established suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent elsewhere in East Asia, and the United States. These suppliers and sub-contractors either produce sub-assemblies for use in the finished product or produce and assemble the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications. The majority of Apogee's finished products are manufactured in its Petaluma, California, facility. Efforts to optimize all aspects of Apogee's supply chain began in 2000 and will continue into 2001. Cost savings and quality improvements realized during 2000 are intended to significantly improve Apogee's performance in 2001.

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

BOGEN'S PATENTS AND TRADEMARKS

     "Bogen(R)" is a trademark of the Company, which is registered in the United States and in certain foreign countries throughout the world. This trademark expired in the United States in March 2000 and the Company filed for renewing it for an additional 10 years. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000(R)". This trademark is utilized in connection with Engineered Systems and expires in June 2001. In addition, Bogen holds a U.S. trademark for the mark "Speech Design(R)", which will expire on December 31, 2006 and which can be renewed at that time for an additional ten years. The Company believes that certain of these trademarks provide substantial value to the Company.

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

     In 2000, the Company applied for a patent for its highly innovative Easy Install(TM) speakers and received a design patent on its NEAR A-Series(TM) speakers. There is no assurance that the Company's patent applications will be granted, or, if granted, that they will provide the Company with exclusive rights to sell or market a particular line of such product.

BOGEN'S RESEARCH AND DEVELOPMENT

     Bogen's in-house engineering department ("R&D") is responsible for all phases of new product development, continuing support of existing product, specification and project management of products developed by its offshore development group and OEM product evaluations. During 2000 much of Bogen's engineering resources was focused on product development targeted at improving Bogen's position in commercial audio products.

     TELCO U.S.

In 2000, Bogen began development work on a next generation of the APS product. This product is targeted for sale through Bogen's distributor channels. The new APS product is being developed to keep the best features of the current APS system but improve areas important to distributors, such as ease of installation, intuitive operation and features, and a selling price appropriate to the intended channel of distribution.

R&D also worked on an Underwriters Laboratory-listed ("UL") Easy-Install speaker. Although there is no requirement for Easy Install speakers to meet UL requirements, doing so may improve acceptance in certain areas of the country. These areas have extremely rigorous fire codes that induce contractors to install only UL listed products to avoid inspection issues.

     Much of the latter part of 1999 was devoted to designing/customizing products for Lucent. Over 40 products have been developed specifically for Lucent. Introduced at the end of 1999, they had a material effect on Bogen's sales in the year 2000.

     COMMERCIAL AUDIO

A large portion of Bogen's R&D resources was concentrated on work on the M-Class amplifier products and their associated input modules. The M-Class began development in 1999 and finalization of a production-ready unit was performed during 2000. The extremely demanding performance specifications, and the complications of packaging such large amplifiers into relatively small enclosures, proved challenging and led to improvements in Bogen's engineering processes. Both the improvement in specification and the small format package are favorable attributes, desired by the higher-end market segment at which this product is targeted.

The M-Class amplifier relies on a family of six input modules that allow users to tailor the amplifier for their specific applications. This diverse family of modules was developed to address a wide variety of commercial audio, telco and paging applications. Because of the large number of different modules, a second development team was employed to complete their development.

Through the purchase of NEAR several years ago, Bogen acquired expertise in the design of electro-acoustical drivers. The term "driver" in speaker development refers to the actual component that converts the electrical energy to acoustical energy. This expertise has been used to redesign many of drivers used in Apogee's speaker systems. This redesign has provided Apogee with alternative and more cost-effective sources for driver components in their speaker systems. These custom-manufactured drivers conform to the performance and quality levels required in Apogee's high-end products, while reducing costs by avoiding the high markup of brand-named products and vendors who are sometimes in direct competition with Apogee.

During 2000, Bogen also introduced a line of Landscape Loudspeakers under the NEAR name. These speakers employ the same durable all-weather materials and technologies as the new NEAR A-Series speakers, but in an extremely convincing and durable rock-shaped cabinet. This product family is targeted for use by commercial venues with outdoor entertainment areas, theme parks and high-end residences. Bogen teamed up with a well-known manufacturer of theme park sculptures to create and manufacture these realistic-looking speaker systems.

Bogen's venerable CAM microphone mixer was redesigned during 2000 to improve product features. The feature improvements surpass features found on competitive units and are expected to make this product more desirable to the distributor channel though which the majority of this product sells.

Historically, Bogen's selection of microphones was not considered a strongpoint in its total product offering. To strengthen this area, Bogen teamed with one of the world's largest manufacturers of microphones to develop a proprietary line of products. Nine models of microphones, covering 6 different types of microphones, were developed. R&D worked directly with the manufacturer, evaluating and detailing the various modifications required. The resulting models exhibit excellent audio performance with a high-quality look and finish, while being priced at levels compatible with the intended distribution channels. Bogen can now offer customers 11 different microphone, up from three, including two of its classic microphones that are being retained.

     PRO-AUDIO

During 2000, Apogee's in-house engineering department completed development of its largest Linear Array Loudspeaker Model, the ALA-9. This product has been developed specifically for large-scale events in arenas or stadiums, as well as for permanent installation in any facility requiring an extremely powerful and highly focused sound field. The ALA-9 gives Apogee access to a segment of the market not previously addressed by its product line.

Additionally, research was completed and development was underway at the end of 2000 for a new line of self-powered loudspeakers to be released in the early part of 2001. This new line has been specifically designed to position Apogee in a new area of the product market.

     ENGINEERED SYSTEMS

During 2000, R&D was involved with developing a Windows-based personal computer interface (PCI) for its Multicom 2000 intercom system. This PCI allows Multicom dealers to remotely maintain and modify the system parameters of individual Multicom systems through a modem link. Additionally the Windows graphical users interface was designed in such a way as to make entering or reviewing existing system data much more intuitive than the previous DOS-based version of PCI.

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

     Research and development expenditures for the years ended December 31, 2000, 1999, and 1998 were $1,703,000, $1,971,000 and $1,567,000 respectively.

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

Bogen's Telco U.S. products compete in the Music-On-Hold (`MOH") and over-head paging niches of the Telco market. In the MOH market, Bogen's competitors are relatively small companies that offer basic systems. Competition also comes from the many telephone system manufacturers, which offer small voice mail systems as options to their telephone equipment. In the over-head paging market, Bogen's main competitor is Valcom, Inc., a company that has been established in this market for several decades. Several other U.S. companies, which have been losing market share over the past few years, and several companies attempting to enter the market also compete with Bogen's over-head paging products. Bogen believes it has increased its share in recent years.

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

BACKLOG OF ORDERS

     As of December 31, 2000, Bogen had a backlog of firm orders of about $1,320,000, all of which it expects to fill within 2001. As of December 31, 1999, Bogen had a backlog of firm orders of approximately $1,733,000, all of which were filled in 2000.

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

     In late 1995, Speech Design launched its "Memo(TM)" product line of stand-alone non-PC based voice mail peripherals for small-to-medium PABX's. The high-end Memo-CDA model includes a CD based music and information on hold system. Memo offers full integration with most of the popular PABX models on the European market and has rapidly become one of the fastest selling voice mail systems in the 2 - 4 port (channel) category. In late 1998, Speech Design introduced the "Teleserver Pro(TM)" range of modular, higher-end (2 - 8 port) voice and call processing peripherals. In addition to higher capacity voice mail than possible with Memo, Teleserver also offers ACD (automatic call distribution) functionality.

     On December 31, 1998, Speech Design acquired 100% of Digitronic, located in Northern Germany. Digitronic is a developer and manufacturer of LAN and Internet-based Unified Messaging products. Digitronic's flagship product, Thor(TM), improves communications within any enterprise and delivers value-added services to Internet service providers ("ISPs") and mobile as well as fixed-line carriers. Thor integrates fax and voice mail into an existing e-mail environment. The user can retrieve and manipulate all messages either locally, using the familiar PC-desktop, or remotely, via an Internet computer, telephone or fax machine from anywhere in the world. Services such as listening to e-mails on the telephone, forwarding e-mails or faxes to a fax machine nearby, or message notification to a mobile phone are available. Thor has been sold to several major ISPs operating in Europe, including America On Line, 1&1, GMX, Freenet, Easynet and others. A first contract with a major carrier, Deutsche Telekom, (DT) provides for the introduction of Thor-based services on DT's fixed-line network in early 2001. The enterprise version, compatible with MS Exchange, Lotus Notes and other corporate e-mail servers, was launched in mid-1999.

SPEECH DESIGN'S PRODUCT LINE

     Speech Design's products are in the Telco line. Telco net sales provided by Speech Design were $20,797,000, $21,742,000 and $20,352,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Speech Design Telco sales amounted to 31.4%, 36.6% and 38.6% of the Company's consolidated net sales for these years.

SPEECH DESIGN'S SALES AND MARKETING

     The general market for Speech Design's products is the underdeveloped, but growing, European voice processing market for commercial and industrial end-users. According to the Company's estimates, the current penetration in Europe of applications such as voice mail is very low compared to the levels in the U.S. In 1999, Speech Design entered the innovative and rapidly growing Unified Messaging market.

In 1994, Speech Design acquired a 67% interest in Satelco, a Swiss company that is a marketer of telephone peripherals and a distributor of Speech Design's and Bogen's products. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. Due to a slower-than-expected UK market development, Speech Design
(UK) Ltd. was closed effective December 31, 2000 (Speech Design continues to sell to UK customers directly from Germany). Sales outside of Germany constituted 16% of total sales in 2000 (down from 18% in 1999, largely due to the strong growth of Digitronic with its mainly German sales).

     In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel and has assumed production of certain product lines from Speech Design, resulting in reduced manufacturing cost and tax levels. The Israeli facility was granted a 10-year income-tax exemption effective January 1, 1997. In 2000, approximately 35% of all units manufactured by Speech Design came from the Israel facility.

     Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 50-200 employees. PABX's are multiple-line business telephone systems, which are installed at end users' businesses to facilitate internal and external communications. The PABX is an alternative to providing each employee in a company with his or her own direct line. The major manufacturers integrate Speech Design's products with their PABX's for sale to the end-user as part of a new system. The increased visibility of Speech Design's products has led to more Speech Design peripherals being sold to owners of previously installed PABX's.

     Speech Design attempts to differentiate itself both from high-end suppliers of large customized systems and suppliers of semi-professional, price-sensitive solutions for the small company sector by providing standard, high-quality, affordable and easy-to-use products for the small to mid-size PABX.

     Speech Design sells its products through resellers. In Germany, Speech Design's main customers are sales organizations of leading PABX manufacturers and major independent dealers. In other European countries, Speech Design has exclusive agreements with national distributors, which in Switzerland is a Speech Design subsidiary, that market to the reseller base in their respective territories. Sales to three customers of Speech Design totaled approximately $13,734,000, accounting for 66% of Speech Design's net sales in 2000.

     Thor unified messaging systems are sold directly to service providers (ISP's and telecommunications carriers) as well as indirectly (through PABX manufacturers and IT system integrators) to corporate customers. In 2000, Speech Design has focused on developing sales of Thor platforms to mobile and fixed line network operators ("carriers"). A major contract was signed with Deutsche Telekom ("DT") in late 2000, with services to be launched in early 2001. Revenues consist of per-mailbox pricing, maintenance fees and certain development/customization fees. In addition, some contracts with ISP's/carriers are based on revenue-sharing: the ISP or carrier provides access to their customer base and marketing support, while the end-user pays a per-minute toll to access Thor services (for example e-mail reading on the mobile phone) and a portion of this revenue is passed back to Speech Design.

     GERMANY

     In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Tenovis (formerly Bosch Telecom), DeTeWe and DT. Approximately 70% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people. Speech Design's own sales and technical team of 20 individuals supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency. In late 1999, Speech Design entered into an OEM agreement with DT, under which DT resells the full range of Speech Design's voice mail products. DT, Europe's largest telecommunications company, offers the systems under its own "Octopus Mail" trademark to its installed base of customers, as well as to new switch customers.

     In 2000, Speech Design intensified its efforts to sell voice mail systems to the installed switch base ("the aftermarket"). Since the Company's distributors mainly focus on sales to new switch customers, the aftermarket is largely under penetrated and offers a significant sales potential. In late 1999 and 2000, Speech Design expanded its sales force to address the aftermarket, mainly with the high-end Teleserver product.

     Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a market entry barrier to potential competitors.

     For the enterprise version of Thor, Speech Design uses the existing PABX sales channel and builds an additional IT system integrator reseller network. For Thor sales to ISP's and carriers, potential German customers in this field are being approached directly by Speech Design's senior key account executives.

     OUTSIDE OF GERMANY

     Speech Design utilizes exclusive national distributors in all major European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, The United Kingdom, Sweden and Switzerland). These distributors - other than Satelco - are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of PABX's. In order to achieve the Company's planned rate of growth in export sales, Speech Design has transferred some of the marketing methods used in Germany to its other markets. There can be no assurance, however, that such methods will prove successful in achieving further growth in these markets. Speech Design's key account managers based in Germany are offering Thor platforms and services to selected European ISP's and carriers.

SPEECH DESIGN'S SOURCING AND MATERIAL

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

     Thor Unified Messaging systems are assembled from standard PC-server components (mainly sourced from Compaq) and standard communications boards from several suppliers.

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

SPEECH DESIGN'S RESEARCH AND DEVELOPMENT

     Speech Design's in-house engineering department is responsible for research and development and production engineering of all Speech Design products. In 2000, the R&D department focused on the development of Speech Design's next generation call processing platform, suitable both for integration into PABX's (switches) and for stand-alone operation. The platform offers higher scalability (up to 30 ports), digital (ISDN) interfaces and a standard, open-platform operating system (Linux). In comparison, the currently marketed Memo and Teleserver product lines cannot be switch-integrated, scale to a maximum of 8 ports, have analog-only interfaces and are based on a proprietary operating system. Under an EOM and Licensing Agreement, the first implementation of the new platform will be an integrated voice mail system for a leading European switch manufacturer.

     The R&D team responsible for the development of the Thor unified messaging platform and services is based at Digitronic in Northern Germany. In 2000, the main effort was to develop a turnkey system aimed at ISPs and mobile telcos, offering customers a rapid service rollout with a minimum investment of their own in-house resources. The package includes web-based registration infrastructure, database management and customized front-end design. Customization of Thor for several added-value services at Deutsche Telekom and evaluation projects with other potential carrier customers accounted for a significant portion of the engineering effort in 2000.

Research and development expenditures for the years ended December 31, 2000, 1999 and 1998 were $1,048,000, $2,448,000, and $1,368,000. Most of the decrease from 1999 to 2000 resulted from the accounting treatment of an OEM development project (development costs charged to COGS) and from the capitalization of third-party costs to subcontractors for the development of TeamPro (the Teleserver call distribution subsystem).

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

     There is no single dominating company in the European market for small to mid-size PABX peripherals. With the exception of Octel, Northern Telecom, Lucent, and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design's competition comes from a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused in their national markets and generally cannot afford to be global players due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country.

     In the emerging market of Unified Messaging, Speech Design's main competitor in the corporate area in Germany is Cycos, while the competition in the carrier market mainly consists of companies that have supplied mobile and fixed-line operators with their voice mail infrastructure. Such vendors (Comverse, Lucent, Unisys and others) see Unified Messaging as an opportunity to up-sell to the existing voice mail-only customer base.

     Management believes that the combination of Speech Design's mid-size PABX focus, broad and unique product range and Europe-wide distribution presence may enable Speech Design to become a leading provider of telephone peripherals in many European countries. There can be no assurance, however, that such results will occur or that the Teleserver family of voice mail and related products and Thor Unified Messaging System will increase Speech Design's competitive advantage in Europe, because this industry is highly sensitive to general economic conditions and is characterized by rapid technological change. Speech Design's ability to compete successfully may depend in substantial measure on its ability to develop or acquire new or improved equipment, techniques and products and/or to modify and upgrade its existing equipment, techniques and products.

SPEECH DESIGN'S BACKLOG OF ORDERS

     As of December 31, 2000, Speech Design had a backlog of firm orders of approximately $552,000, all of which it expects to fill in 2001. As of December 31, 1999, Speech Design had a backlog of firm orders of approximately $1,012,000, all of which were filled in 2000.

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

     The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen's products require authorization by the FCC. In addition, many of Bogen's products also require the authorization of the Underwriter's Laboratory ("UL"). All such required authorizations have been obtained. As a result of modifications and improvements to Bogen's products, Bogen will be obligated to seek new authorizations where there is degradation in the radio frequency emissions. Failure to obtain such authorizations may preclude Bogen from selling its products in the U.S. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

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

     In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. In 1996, the Quality Mark was extended to include Speech Design's Israel subsidiary. In 1999, Digitronic was certified. ISO 9001 is an internationally recognized Quality Assurance certification.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 285 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. About 20 of Bogen's U.S. employees are subject to collective bargaining agreements, which expire in June and September of 2003. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446, which is subleased from an unaffiliated third party. Bogen also maintains its principal warehouse and executive offices at that location. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and was extended for 10 years on November 28, 2000. Annual base rental payments over the remainder of the lease are approximately $527,000, plus taxes and other expenses. Apogee leases approximately 30,000 square feet for its facility in Petaluma, California under a lease, which commenced in April 2000, and expires on March 31, 2005. Annual rental payments over the remainder of the lease are approximately $265,000.

     Speech Design leases its facilities in Munich, Germany, under a lease expiring in September 2005. It is comprised of a warehouse and executive offices, covering a total of 13,500 square feet. Speech Design's subsidiaries have leases in Wedel, Germany, Israel, and Switzerland, which expire over the next five years. Speech Design and subsidiaries' aggregate annual rental payments are approximately $375,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                     PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Registrant's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ") under the symbol "BOGN

     The following table sets forth the range of high and low closing prices for the Common Stock on NASDAQ, and for Warrants (see Note 12 regarding redemption and cancellation of Warrants) as reported by the OTC Bulletin Board, for each of the fiscal quarters during the period from January 1, 1999, through December 31, 2000. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                           JANUARY 1 TO MARCH 31, 1999

         SECURITY                                        HIGH ($)       LOW ($)
         --------                                        -----          ----

         Common Stock................................    8 5/8          5 13/16
         Warrants....................................    3 3/8          1 11/16

                            APRIL 1 TO JUNE 30, 1999

         SECURITY                                        HIGH ($)       LOW ($)
         --------                                        ----           ----

         Common Stock.................................   9 3/8          6 1/8
         Warrants.....................................   3 7/16         1 11/16

                          JULY 1 TO SEPTEMBER 30, 1999

         SECURITY                                        HIGH ($)       LOW ($)
         --------                                        -----          ----

         Common Stock.................................   6 15/16        5 7/16
         Warrants.....................................   2 7/16         1 1/4

                         OCTOBER 1 TO DECEMBER 31, 1999

        SECURITY                                          HIGH ($)      LOW ($)
        --------                                          ----          ---
        Common Stock................................     9 5/16         5 1/4
        Warrants....................................     2 5/8          1 1/8

                          JANUARY 1 TO MARCH 31, 2000

         SECURITY                                         HIGH ($)      LOW ($)
         --------                                         ----          ---
         Common Stock...............................    16              6 5/8
         Warrants...................................     9 3/8          1 11/16


                          APRIL 1 TO JUNE 30, 2000

         SECURITY                                         HIGH ($)      LOW ($)
         --------                                         ----          ---

         Common Stock...............................    10 3/16         5 9/16
         Warrants...................................     4 7/16          1/2

                          JULY 1 TO SEPTEMBER 30, 2000

         SECURITY                                          HIGH ($)      LOW ($)
         --------                                          -----         ----

         Common Stock...............................     7 5/8          5 1/2

                         OCTOBER 1 TO DECEMBER 31, 2000

         SECURITY                                          HIGH ($)      LOW ($)
         --------                                          -----         ----

         Common Stock................................    6 19/64        3 11/16


     The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations and currently does not anticipate paying any dividends on the Common Stock in the foreseeable future. As of March 15, 2001, there were approximately 143 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial information for the Company and should be read in conjunction with the more detailed consolidated financial statements and the notes thereto. See "Item 8.

Financial Statements and Supplementary Data."


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
            STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,


                             2000     1999       1998       1997        1996
                             ----     ----       ----       ----        ----
Net sales (1)...........  $66,263  $59,366    $52,757     $50,522    $46,987

Gross profit (1)........  $31,103  $29,048    $24,656     $22,114    $20,320

Purchased In-Process Research
 and Development........        -        -    $ 3,885           -          -

Income from
 operations.............    4,135  $ 5,206    $ 2,730     $ 5,093    $ 4,658

Net income..............    3,066  $ 3,500    $   342     $ 2,665    $ 2,008

Preferred dividends......     -         -     $   900     $   178          -

Net income (loss)
 Available to common
 shareholders............ $ 3,066  $ 3,500    $  (558)    $ 2,487    $ 2,008

Net income (loss) per
 Common share - Basic.... $  0.33  $  0.52    $ (0.12)    $  0.46    $  0.35

Net income (loss) per
 Common share - Diluted.. $  0.31  $  0.45    $ (0.12)    $  0.46    $  0.35

(1) In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold. As a result of this reclassification, sales were increased by $1,009, $879, $654, $743, and $718 and cost of sales were increased by $2,261, $1,924, $1,443, and $1,723, and $1,663 for the years ended
December 31, 2000, 1999, 1998, 1997, and 1996, respectively. There is no effect on operating income. BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31,

                                2000     1999       1998       1997     1996
                                ----     ----       ----       ----     ----

Total assets................  $61,112  $43,478   $37,747   $ 31,970   $31,386

Long-term debt
 (net of current maturities)  $   288  $   699   $   227   $    212   $   370


     The Company did not pay a cash dividend on the Common Stock during any period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements and the following discussion include the Registrant's 99% owned subsidiary Bogen; Bogen's wholly-owned subsidiary, BCI; BCI's wholly-owned subsidiaries, NEAR (until December 31, 1999) and, as of August 27, 1999, Apogee; Speech Design, a wholly-owned subsidiary of the Registrant as of May 21, 1998, when the Registrant acquired the remaining 33% equity it did not previously own; Satelco, a 67% owned subsidiary of Speech Design; and Speech Design's wholly-owned subsidiaries, Speech Design (Israel) Ltd., Speech Design (UK) Ltd. (closed effective December 31, 2000), and Digitronic, which was acquired December 31, 1998. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior years balances have been reclassified to conform to the current year presentation.

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

RESULTS OF OPERATIONS 2000 COMPARED TO 1999

NET SALES

    Net sales of $66,263,000 for 2000 increased 11.6% from 1999 net sales of $59,366,000. Bogen's revenues excluding Apogee grew by 11.6%, primarily due to growth in Telco and Engineered Systems, which increased $3,600,000 and $1,906,000, respectively, over 1999. Speech Design revenues declined 4.3% in U.S. dollars from 1999 although in local currency Speech Design revenues grew
9.1 %; currency exchange fluctuation negatively impacted reported revenues.

BOGEN (DOMESTIC)

     Telco (U.S.) net sales in 2000 amounted to $17,174,000 compared to $13,574,000 in 1999, an increase of $3,600,000 or 26.5%. The increase of Telco sales is attributable to sales achieved under the Lucent OEM agreement entered into in November 1999, partly offset by a decrease in sales of non-OEM product.

     Net sales of Commercial Audio products amounted to $9,739,000 in 2000, a decrease of 12.5% from net sales of $11,124,000 of such products in 1999. The decrease reflects the continued weakness of overall demand and the withdrawal from the NEAR Home Theater market.

     Net sales of Pro Audio products, through Apogee, amounted to $5,906,000 in 2000, up significantly from $2,185,000 in 1999. The increase results from the full year inclusion of Apogee, which was acquired in August 1999.

     Net sales of the Engineered System line increased $1,906,000, or 17.7%, from $10,741,000 in 1999 to $12,647,000 in 2000. This increase is primarily attributed to the introduction of new products, the expansion of the Bogen sales force and continuing availability of funding for school technology and communications installations.

SPEECH DESIGN (FOREIGN)

     Speech Design's products are in the Telco line. Net sales in 2000 amounted to $20,797,000 compared to $21,742,000 in 1999, a decrease of 4.3%. In Deutsche Marks ("DM"), net sales in 2000 increased to 43,890,000 DM, 9.1% over 40,245,000 DM for 1999.

GROSS PROFIT

     The Company's gross profit in 2000 was $31,103,000, or approximately 46.9% of sales, an increase of $2,055,000, or 7.1%, compared to $29,048,000, or 48.9%
of sales, in 1999.

     Bogen's gross profit increased from $16,319,000 in 1999, to $19,530,000 in 2000. Gross profit as a percentage of sales decreased slightly from 43.4% in 1999 to 43.0% in 2000. This decrease reflects the full year inclusion of Apogee product sales, which traditionally obtain lower gross margins than core Bogen products, offset by improvements achieved by reducing overhead cost through the outsourcing of the NEAR manufacturing operations in July 1999 and the better absorption of fixed costs relative to sales volume.

     Speech Design's gross profit decreased from $12,729,000 in 1999 to $ 11,573,000 in 2000. Gross profit as a percentage of sales decreased from 58.5% to 55.6% from 1999 to 2000. The decrease in gross profit as a percentage of sales is primarily a result of the recognition, as cost of goods sold, of certain research and development expenses incurred for developing a software enhancement to a standard Speech Design product for an OEM development project in 2000. The project generated increased cost of goods sold, offset by the reduction of research and development expenses.

ONGOING RESEARCH AND DEVELOPMENT

     Research and Development expense (R&D) was $2,751,000, or 4.2 % of sales in 2000, compared to $4,419,000, or 7.6% of sales in 1999. This decrease primarily reflects Speech Design's reduction of research and development expenses, relating to fees for an OEM project which were recognized as cost of sales, and Bogen's reduction of certain outside development fees offset by the full year inclusion of research and development expenses at Apogee.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased by $4,643,000, or 25.0%, from 1999 to 2000. SG&A expense was $23,200,000, or 35.0%
of sales, in 2000 compared to $18,557,000, or 31.3% of sales, in 1999. SG&A expenses include approximately $1,400,000 of additional costs due to the full year inclusion of Apogee. The remaining increase is generally a result of expenses incurred to support sales and marketing programs for existing and new product lines at Bogen, in particular the Lucent OEM business, the marketing of Speech Design's new Teleserver Pro and Thor platforms in Europe, and the expansion of the sales force at Speech Design to address the PABX after-market. SG&A expenses also increased approximately $310,000 for expense incurred in connection with the Company's ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

INTEREST INCOME AND EXPENSE

     Interest income was $465,000 in 2000, an increase of $408,000 from $57,000 in 1999. The increase in interest income primarily reflects the Company's investment of net cash proceeds from the warrants exercised in the first half of 2000.

     Interest expense, was $173,000 in 2000, a decrease of $92,000, or 34.7%, from $265,000 in 1999. The decrease is primarily a result of the Company's overall reduced borrowing requirements on short-term credit lines.

INCOME TAXES

     The Company incurred approximately $1,381,000 in taxes in 2000, a decrease of $56,000 from

$1,437,000 in 1999. Foreign taxes decreased by $748,000, mainly as a result of the Company's ability to utilize certain foreign loss carry forwards, the reduction of a portion of the foreign operations' valuation allowances and reduced profits. Domestic taxes increased by $692,000 from 1999 primarily resulting from the reduction of a portion of the U.S. operation's valuation allowance in 1999, which did not recur in 2000.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

NET SALES

     Net sales of $59,366,000 for 1999 increased 12.5% from 1998 net sales of $52,757,000. Approximately 47% of the improvement came from organic growth at Bogen and Speech Design. The remainder was a result of the acquisitions of Digitronic and Apogee, representing $1,337,000 and $2,185,000, respectively. Bogen's revenues, excluding Apogee grew by 9.4%, mainly in Engineered Systems, which increased $1,668,000 over 1998. Speech Design revenues, excluding Digitronic, were virtually flat compared to 1998. Although in local currency Speech Design revenues grew 4.6%, currency exchange fluctuation negatively impacted reported revenues.

BOGEN (DOMESTIC)

     Telco (U.S.) net sales in 1999 amounted to $13,574,000 compared to $12,850,000 in 1998, an increase of $724,000 or 5.6%. The increase of Telco sales is primarily attributable to sales achieved under the Lucent OEM agreement entered into in November 1999.

     Net sales of Commercial Audio products amounted to $11,124,000 in 1999, an increase of 6.1% from net sales of $10,480,000 of such products in 1998. This increase is primarily due to higher sales volume and a better focus by the Company's commercial audio sales force.

     Net sales of Pro Audio products, through Apogee, acquired in August of 1999 amounted to $2,185,000 in 1999.

     Net sales of the Engineered System line increased $1,668,000, or 18.4%, from $9,073,000 in 1998 to $10,741,000 in 1999. This increase is primarily attributed to expanding the Bogen sales force and increased availability of funding for school technology and communications installations.

SPEECH DESIGN (FOREIGN)

     Speech Design's products are in the Telco line. Net sales amounted to $21,742,000 in 1999 as compared to $20,352,000 in 1998, an increase of 6.8%.
Foreign net sales stated in local currency increased to 40,245,000 Deutsche Marks ("DM") in 1999, 12.0% over net sales of 35,943,000 DM for 1998. The increase is primarily due to the inclusion of Digitronic's revenues, which was acquired in December 1998.

GROSS PROFIT

     The Company's gross profit in 1999 was $29,048,000, or approximately 48.9% of sales, an increase of $4,392,000, or 17.8%, compared to $24,656,000, or 46.7%
of sales, in 1998.

     Bogen's gross profit increased from $13,408,000, or 41.4% of sales in 1998, to $16,319,000, or 43.4% of sales in 1999. This increase is due primarily to a reduction of direct materials from successful negotiation with suppliers in 1999 and a moderate price increase in the second quarter of 1998 for the Engineered Systems product line. In addition, re-engineering of certain products contributed to further cost reductions.

     Speech Design's gross profit increased from $11,248,000 in 1998 to $12,729,000 in 1999. Gross profit as a percentage of sales increased from 55.3% to 58.5% from 1998 to 1999. The increase in gross profit as a percentage of sales is primarily a result of increased sales of products with higher contribution margins.

ONGOING RESEARCH AND DEVELOPMENT

     Research and Development expense (R&D) was $4,419,000, or 7.4% of sales in 1999, compared to $2,935,000, or 5.5% of sales in 1998. This represents a planned $1,484,000 increase from 1998. The increase is primarily attributable to the additional development costs for Speech Design's Teleserver Pro and Thor products, continuing development of new products at Bogen, and the effects of the Digitronic and Apogee acquisitions, which approximated $385,000.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased by $4,063,000, or 28.0%, from 1998 to 1999. SG&A expense was $18,557,000, or 31.3%
of sales, in 1999 compared to $14,494,000, or 27.4% of sales, in 1998. This planned increase is generally a result of expenses incurred as part of the Company's implementation of new sales and marketing programs for existing and new product lines at Bogen, the marketing of Speech Design's new Teleserver Pro and Thor platforms in Europe, and the establishment of a sales force at Speech Design to address the PABX after-market. Additionally, the Company incurred certain costs for the installation and implementation of an enterprise resource planning (ERP) system at Bogen. SG&A expenses also increased approximately $1,379,000 due to the additions of Digitronic and Apogee.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     During 2000, the Company continued to focus on long-term growth in its profitable product lines. Cash utilization focused on current working capital requirements, the reduction of debt, and systems hardware and software improvements.

     The Company's operating activities used $2,967,000 of net cash. The Company's net income of $3,066,000 included net non-cash charges of $2,703,000, which were: depreciation and amortization expenses of $2,566,000; increased accounts receivable and inventory obsolescence reserves of $483,000; acquired tax benefits charged to goodwill of $107,000, and minority interest expense of $80. These non-cash expenses were partly offset by deferred income taxes of $533,000. Receivables increased by $260,000, inventory increased by $5,637,000, prepaid expenses and other current assets increased $352,000, accounts payable decreased by $2,036,000, and net changes in other operating assets and liabilities amounted to $451,000.

     Net cash expended for investing activities amounted to $2,373,000 including $2,061,000 for equipment, computer hardware and software, and other fixed assets and $312,000 for goodwill and other intangible assets.

     Net cash provided by financing activities was $16,750,000. Net proceeds of $18,140,000 were received from sales of shares of Common Stock upon the exercise of warrants and stock options. The Company paid down $1,150,000 of its existing lines of credit and $240,000 of capitalized lease obligations.

     As of December 31, 2000, the Company's total liabilities were $9,565,000, of which $8,074,000 is due and payable within one year.

     On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the Facility") with KeyBank N.A., which matures on April 30, 2001. The Facility replaced a previous bank agreement.

The Facility provides, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line. The Facility bears interest at either the bank's prime rate or, at the borrower's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The Facility is collateralized by substantially all the domestic assets of the Company and guaranteed by Bogen financial covenants, with which it was not in compliance as of December 31, 2000. The Company has received a waiver from KeyBank N.A.
     Speech Design has credit lines and overdraft facilities of approximately 9,100 DM (approximately $4.4 million) from seven banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a 15 million DM ($7.2 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

     As of December 31, 2000, Bogen had no short-term domestic borrowings outstanding under the Facility. At December 31, 2000, Speech Design had short-term borrowings amounting to $1,201,000. The amounts available under these credit lines were $3,177,000 at December 31, 2000, with rates tied to short-term bank notes and Euromarket loans. At December 31, 2000, interest rates on these short-term lines ranged from 5.4% to 11.5%. There were no borrowings under either acquisition credit facilities.

     The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed herein.

CURRENCY FLUCTUATIONS

     Approximately 31% of the Company's 2000 revenues were derived outside of the United States, primarily in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 2000, the Deutsche Mark exchange rate averaged DM 2.1216 to the U.S. dollar, with a low of 1.8772 and a high of 2.3768. This represents a 26.6% movement of the DM vs. the U.S. dollar throughout the year.

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

ECONOMIC ENVIRONMENT-ASIA

     Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. Over the last two years, since the economic crisis of 1997 and 1998 in the Asia Pacific Region, financial conditions have improved and stabilized in the Republic of South Korea. The Company's manufacturing partners are believed to be financially stable. Due to growth within the Company and within certain industries, these partners have expanded operations and hired additional resources.

     The Company continues to enjoy the long-established relationships it has built with these manufacturing partners. The Company approved additional manufacturing partners in 1999 in the United States, Mexico, and Switzerland as part of an effort to diversify and expand its manufacturing sources. However, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting in material adverse effects on the Company's results of operations.

OTHER

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 138, will be effective for the Company's fiscal year beginning January 1, 2001. The Company has only limited involvement with derivative financial instruments and uses them only to manage foreign currency risks. As of December 31, 2000, the Company does not have any derivative financial instruments.
     In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold. As a result of this reclassification, sales were increased by $1,009; $879; and $654 and cost of sales were increased by $2,261; $1,924; and $1,443 for the years ended December 31, 2000, 1999 and 1998; respectively. There is no effect on operating income.

     EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. The participating countries adopted the Euro as their common legal currency on that date. As of January 1, 1999, a newly created European Central Bank was established to control monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis.

     The Company has evaluated and continues to evaluate on an on-going basis the effects, if any, of the Euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the Euro conversion on revenues, expenses, and income from operations, the ability to adapt information technology to accommodate Euro-denominated transactions, the market risks with respect to financial instruments, the continuity of material contracts, and the potential tax consequences.

     The Company does not believe that the Euro-conversion has had or will have a material operational or financial impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company's debt and credit facilities. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 2000.

     The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 2000. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 2000. Changes in the LIBOR and Prime interest rates during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR and Prime interest rates will increase or decrease annual interest expense for the Company by approximately $13, based on the debt outstanding as of December 31, 2000. Further information specific to the Company's debt is presented in Notes 7 and 8 to the consolidated financial statements.


                                        ESTIMATED     CARRYING        YEAR OF
    DESCRIPTION                        FAIR VALUE      AMOUNT      MATURITY 2001
    -----------                        ----------     --------     -------------
Revolving credit
 facilities................            $1,201,000    $1,201,000     $1,201,000

Variable Interest Rate


     o    Prime...........                                              9.5000%
     o    LIBOR.......                                                  6.5650%
     o    LIBOR-Germany..                                               4.8500%

Advances and notes payable
 to third party.............           $  124,000    $  124,000     $  124,000

     o    Swiss variable interest rate                                    4.25%


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

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                        PAGES
                                                                        -----
Financial Statements:
   Report of Independent Auditors                                        F-1

   Consolidated Balance Sheets as of December 31, 2000 and 1999          F-2

   Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999, and 1998                                    F-3

   Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2000, 1999, and 1998                F-4

   Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999, and 1998                                    F-5-6

   Notes to Consolidated Financial Statements                            F-7-21

The following consolidated financial statement schedule of Bogen Communications International, Inc. is included in Item 14(a) 2:

II. VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Bogen Communications International, Inc:


We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey
February 28, 2001

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 2000 AND 1999
            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      2000         1999
                                                                    --------     --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $ 12,158     $    792
Trade receivables (less allowance for doubtful amounts
 of $557 and $650 at December 31, 2000 and 1999, respectively)         7,433        8,359
Other receivables                                                        847           96
Inventories, net                                                      14,608        9,310
Prepaid expenses and other current assets                              1,063          658
Deferred income taxes                                                  1,591          882
                                                                    --------     --------

    TOTAL CURRENT ASSETS                                              37,700       20,097

Equipment and leasehold improvements, net                              4,299        3,837
Goodwill and intangible assets, net                                   18,840       19,730
Other assets                                                             273          214
                                                                    --------     --------

    TOTAL ASSETS                                                    $ 61,112     $ 43,878
                                                                    ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements               $  1,201     $  2,339
Advances and notes payable to related parties                            124            -
Current maturities of capital lease obligations                          245          224
Accounts payable                                                       2,684        4,199
Accrued expenses                                                       3,428        3,167
Income taxes payable                                                     392        1,431
                                                                    --------     --------

    TOTAL CURRENT LIABILITIES                                          8,074       11,360

Advances and notes payable to related parties                              -          194
Deferred income taxes                                                  1,123        1,024
Capital lease obligations                                                288          505
Minority interest                                                         80            -
                                                                    --------     --------

    TOTAL LIABILITIES                                                  9,565       13,083
                                                                    --------     --------


STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000
 shares authorized; none issued and
 outstanding at December 31, 2000 and 1999                                 -            -
Common stock - $.001 par value; 50,000,000
 shares authorized; 10,112,956 and
 6,784,121 shares outstanding at December 31,
 2000 and 1999, respectively                                              10            7
Additional paid-in-capital                                            48,283       30,093
Retained earnings                                                      4,318        1,252
Accumulated other comprehensive loss                                  (1,032)        (557)
Treasury stock at cost - 3,572 shares at December 31, 2000               (32)           -
                                                                    --------     --------

    TOTAL STOCKHOLDERS' EQUITY                                        51,547       30,795
                                                                    --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 61,112     $ 43,878
                                                                    ========     ========


             See accompanying notes to consolidated financial statements.

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         2000        1999         1998
                                                         ----        ----         ----

Net sales                                             $ 66,263    $ 59,366     $ 52,757
Cost of goods sold                                      35,160      30,318       28,101
                                                        ------      ------       ------
    Gross profit                                        31,103      29,048       24,656

Operating expenses:
    Research and development                             2,751       4,419        2,935
    Purchased in-process research and development            -           -        3,885
    Selling, general and administrative                 23,200      18,557       14,494
    Amortization of goodwill and intangible assets       1,017         866          612
                                                        ------      ------       ------

Income from operations                                   4,135       5,206        2,730

Other (income) expenses:
    Interest income                                       (465)        (57)         (14)
    Interest expense                                       173         265          289
    Minority interest of consolidated subsidiaries          80           -          254
    Other (income) expense, net                           (100)         61          (50)
                                                        ------      ------       ------

Income before income taxes                               4,447       4,937        2,251

Income taxes                                             1,381       1,437        1,909
                                                        ------      ------       ------

Net income                                               3,066       3,500          342

Preferred dividends                                          -           -          900
                                                        ------      ------       ------

Net income (loss) available to common shareholders    $  3,066     $ 3,500     $   (558)
                                                        ======      ======      =======

Basic net income (loss) per common share              $   0.33     $  0.52     $  (0.12)
                                                        ======      ======      =======

Diluted net income (loss) per common share            $   0.31     $  0.45     $  (0.12)
                                                        ======     =======      =======

Weighted average number of common
 shares outstanding-Basic                            9,178,790   6,697,530    4,502,547
                                                     =========   =========    =========

Weighted average number of common
 shares outstanding-Diluted                          9,780,582   7,737,921    4,502,547
                                                     =========   =========    =========


             See accompanying notes to consolidated financial statements.

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                          PREFERRED STOCK     COMMON STOCK                RETAINED      ACCUMULATED
                          ---------------  -----------------  ADDITIONAL  EARNINGS         OTHER     TREASURY STOCK
                           NUMBER OF        NUMBER OF          PAID-IN   (ACCUMULATED COMPREHENSIVE   # OF
                           SHARES  AMOUNT   SHARES    AMOUNT   CAPITAL    DEFICIT)        INCOME      SHARES   AMOUNT    TOTAL
                          -------  ------   --------- ------   -------    --------        ------      ------   ------    -----
Balance at
January 1, 1998           200,000     -     2,118,226    $ 2  $ 23,468    $(1,690)       $(358)          -      $ -     $ 21,422

Purchase of Speech Design
 minority interest              -     -       458,000      1     4,064          -            -           -        -        4,065
Conversion of Preferred
 Stock and related s     (200,000)    -     3,921,477      4     1,074          -            -           -        -        1,078
 dividend
Sale of Common Stock
 and Warrants                   -     -       156,768      -       862          -            -           -        -          862
Acquisition costs of Common
 Stock held by Geotek           -     -             -      -       (35)         -            -           -        -          (35)
Preferred dividends             -     -             -      -         -       (900)           -           -        -         (900)
Comprehensive income:
    Net Income                  -     -             -      -         -        342            -           -        -
Translation adjustments         -     -             -      -         -                     221           -        -
    Comprehensive income        -     -             -      -         -          -            -           -        -          563
                          -------  ----     --------- ------   -------    -------        -----        ----    -----       ------

Balance at
December 31, 1998               -     -     6,654,471    $ 7  $ 29,433    $(2,248)       $(137)          -        -     $ 27,055
Sale of Common Stock
 and Warrants                   -     -       129,650      -       713          -            -           -        -          713
Tax benefit from exercise
 of Common Stock options        -     -             -      -        44          -            -           -        -           44
Costs of secondary public
 offering                       -     -             -      -       (97)         -            -           -        -          (97)
Comprehensive income:
    Net income                  -     -             -      -         -      3,500            -           -        -
    Translation adjustments     -     -             -      -         -          -         (420)          -        -
    Comprehensive income        -     -             -      -         -          -            -           -        -        3,080
                          -------  ----     --------- ------   -------    -------        -----        ----    -----       ------

Balance at
December 31, 1999               -     -     6,784,121   $  7   $30,093     $1,252        $(557)          -        -       30,795

Sale of Common Stock
 and Warrants                   -     -     3,328,835      3    18,137          -            -           -        -      $18,140
Tax benefit from exercise
 of Common Stock options        -     -             -      -        53          -            -           -        -           53
Treasury Stock                  -     -             -      -         -          -            -       3,572      (32)         (32)
Comprehensive income:
    Net income                  -     -             -      -         -      3,066            -           -        -
    Translation adjustments     -     -             -      -         -          -         (475)          -        -
    Comprehensive income        -     -             -      -         -          -            -           -        -        2,591
                          -------  ----     --------- ------   -------    -------        -----        ----    -----       ------

Balance at
December 31, 2000               -     -    10,112,956   $ 10   $48,283     $4,318      $(1,032)      3,572    $ (32)     $51,547
                           =======  ====   =========    =====  =======     =======     ========      =====    ======     ======

          See accompanying notes to consolidated financial statements.

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                        2000        1999         1998
                                                     ---------    --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $  3,066    $  3,500    $    342
    Adjustments to reconcile net income
     to net cash used in operating activities:
    Depreciation and amortization                       1,549       1,033         875
    Amortization of goodwill and
     intangible assets                                  1,017         866         612
    Provisions for doubtful accounts
     And inventory obsolescence                           483         484         269
    Utilization of pre-acquisition
     NOL charged to goodwill                              107         107         440
    Deferred income taxes                                (533)       (478)       (470)
    Purchased in-process research
     and development                                        -           -       3,885
    Minority interest                                      80           -         254
    Change in operating assets and liabilities
     (net of effects from acquisitions):
       Receivables                                       (260)     (2,806)        652
       Inventories                                     (5,637)     (1,484)        194
       Prepaid expenses and other current assets         (352)         33        (170)
       Accounts payable and accrued expenses           (2,036)         71         364
       Other                                             (451)       (134)       (156)
                                                     ---------    --------     ---------

Net cash (used in) provided by operating activities    (2,967)      1,192       7,091
                                                     ---------    --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements   (2,061)     (1,825)     (1,082)
    Acquisition of minority interest in Speech Design       -           -      (4,797)
    Acquisition of Digitronic                               -           -      (1,199)
    Acquisition of intangibles                           (312)        (36)          -
                                                     ---------    --------     ---------

    Net cash used in investing activities              (2,373)     (1,861)     (7,078)
                                                     ---------    --------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock and warrants    18,140         757         862
    Acquisition costs of common stock held by Geotek                    -         (35)
    Costs of secondary offering                             -         (97)          -
    Payments under Apogee pre-acquisition debt              -        (422)          -
    Principal payments under capital lease obligations   (240)       (180)          -
    (Decrease) Increase in borrowings under
      revolving credit agreements                      (1,150)        323        (797)
                                                     ---------    --------     ---------
Net cash provided by financing activities              16,750         381          30
                                                     ---------    --------     ---------


          See accompanying notes to consolidated financial statements.

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

                                                        2000        1999         1998
                                                     ---------    --------    ---------
     Effects of foreign exchange rate on cash             (44)         32          41
                                                     ---------    --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       11,366        (256)         84
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          792       1,048         964
                                                     ---------    --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,158      $  792     $ 1,048
                                                      =======      ========     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                            $   197      $  212       $ 291
    Cash paid for income taxes                          3,493       1,136       1,154

NON-CASH FINANCING ACTIVITIES
    Common stock issued to pay current
     and accrued dividends                                  -           -       1,078
    Capital lease obligations related
     to new office equipment                               58         867           -




            See accompanying notes to consolidated financial statements.

              BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  ORGANIZATION

Bogen Communications International, Inc., together with its subsidiaries, (the "Company") is engaged in the development, manufacturing and marketing of audio and communication products. Product lines sold by the Company include Telephone Paging Products, voicemail, and Unified Messaging products and services ("Telco"), Commercial Audio Products ("Commercial Audio") and Intercom/Paging Equipment ("Engineered Systems"). The Company's operations are located in the United States, Germany, Switzerland and Israel.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiaries: New England Audio Resource Corp. ("NEAR"), which combined with BCI in 1999, and Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"), which was a 67% owned subsidiary through May 19, 1998; Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation.

The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

REVENUE RECOGNITION

Sales, net of expected returns, are recognized upon shipment. In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold. As a result of this reclassification, sales were increased by $1,009; $879; and $654 and cost of sales were increased by $2,261; $1,924; and $1,443 for the years ended December 31, 2000, 1999 and 1998; respectively. There is no effect on operating income.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired in purchase transactions. Goodwill is being amortized using the straight-line method over periods of between 7 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

CASH AND CASH EQUIVALENTS

Cash includes cash on-hand and all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. The estimated useful lives used in computing depreciation of equipment and leasehold improvements are:

     o    Machinery, equipment and tooling          3-17 years

     o    Furniture and office equipment            4-7 years

     o    Leasehold improvements                    lesser of 10 years or remaining lease term

Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

RESEARCH AND DEVELOPMENT

Internal research and development costs are expensed as incurred.

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

No provision has been made for Federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future. Such undistributed earnings were $3,842 and $2,136 at December
31, 2000 and 1999, respectively.

INCOME (LOSS) PER COMMON SHARE

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants (601,792 in 2000; 1,040,391 in 1999, and anti-dilutive in 1998).

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAF No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the reserve for doubtful accounts, provision for slow moving and obsolete inventory and evaluation of the recoverability of assets. Actual results could differ from those estimates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, advances and notes payable, approximates fair value due to the short-term maturities of these assets and liabilities and the variable interest rate of others.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." These statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. They require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001.

The Company has only limited involvement with derivative financial instruments and uses them only to manage foreign currency risks. The Company does not purchase or hold derivative instruments for trading or speculative purposes.

As of December 31, 2000 and 1999, the Company did not have any derivative financial instruments and there were no contracts outstanding.

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

SEGMENT INFORMATION

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." (See Note
17).

The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the growing European voice processing and Unified Messaging markets.

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

3.  ACQUISITIONS

On May 20, 1998, the Company acquired the remaining 33% equity interest in Speech Design not previously owned by the Company. As a result of this acquisition, Speech Design became a wholly owned subsidiary of the Company. The aggregate purchase price of $8,845, including direct acquisition costs (estimated at $482), consisted of approximately $4,780 in cash and 458,000 shares of common stock of the Company valued at approximately $4,065 ($8.875 per share). The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $2,905 to purchased in-process research and development, which has been reflected as a charge in the accompanying consolidated statement of operations for the year ended December 31, 1998. Other intangible assets acquired include existing technology, trade names, workforce and goodwill totaling $5,109.

On December 31, 1998, the Company, through its wholly owned subsidiary Speech Design, acquired Digitronic. Digitronic is in the business of Unified Messaging and Internet communications. The aggregate purchase price, including direct costs of $145, amounted to $1,199 in cash and assumption of certain liabilities. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on an independent appraisal of fair values at the date of acquisition. Such appraisal allocated $980 to purchased in-process research and development, which has been reflected as a charge in the accompanying consolidated statement of operations for the year, ended December 31, 1998. Other intangible assets acquired include existing technology, trade names and workforce totaling approximately $424. The terms of the acquisition agreement, as amended, provide for additional consideration to be paid if Digitronic's sales during 2000 and 2001 exceed certain targeted levels. Targeted levels have been set substantially above the historical experience of Digitronic at the time of acquisition. Such additional consideration of $288 for 2000 has been recorded as goodwill.

On August 26, 1999, Bogen Communications, Inc., through Apogee, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2,600 of Apogee Sound Inc.'s liabilities. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimate of fair market values at the date of acquisition. In connection with the acquisition, the Company recorded a non-cash investment in goodwill of $1,836.

The following table presents unaudited pro forma results of operations as if the acquisition of the minority interest of Speech Design had occurred on January 1, 1998. The pro forma impact of the acquisitions of Digitronic on December 31, 1998, and Apogee on August 27, 1999, is not considered material. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented which may occur in the future. The pro forma information below includes nonrecurring in-process research and development charges of $3,885.

                                                 YEAR ENDED DECEMBER 31,1998
                                                 ---------------------------
Revenues                                                 $ 52,757
Net income                                                    578
Net income (loss) available to common shareholders           (322)
Net income (loss) per common share - Basic and Diluted       (.07)

4.  INVENTORIES

Inventories, net of reserves, as of December 31, 2000 and 1999, are as follows:

                                                2000        1999
                                               ------       -----
Raw materials and supplies                    $ 4,199      $3,649
Work in progress                                  771         770
Finished goods                                  9,638       4,891
                                               ------       -----
                                              $14,608      $9,310
                                               ======       =====

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at December 31, 2000 and 1999, is comprised of the following items:

                                              2000           1999
                                              ----           ----
Machinery, equipment and tooling              $ 4,623      $4,562
Furniture and office equipment                  5,969       4,365
Leasehold improvements                            906         861
                                              -------      -------
                                               11,498       9,788
Less: accumulated depreciation and
      Amortization                             (7,199)     (5,951)
                                              -------      -------
                                             $  4,299      $3,837
                                              =======       ======

In 2000 and 1999, furniture and office equipment includes amounts of $925 and $867, respectively, under capital lease obligations (see Note 10).

Depreciation and amortization expense was $1,549, $1,033 and $875 for the years ended December 31, 2000, 1999, and 1998, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at December 31, 2000 and 1999:

                                               2000           1999
                                              -----           ----
Goodwill                                     $21,837       $ 22,375
Other intangibles                              2,297          1,672
                                             -------       --------
                                              24,134         24,047
Less: accumulated amortization                (5,294)        (4,317)
                                             -------       --------
                                             $18,840       $ 19,730
                                             =======       ========

Goodwill in the amount of $4,235 represents the excess of cost over the fair value of net assets acquired as a result of the acquisition of the remaining 33% interest in Speech Design in May 1998. This goodwill is being amortized using the straight-line method over 20 years. Other intangible assets acquired totaled $874. These assets include existing technology, trade names and workforce and are being amortized over an average period of 15 years.

Other intangible assets acquired as a result of the acquisition of Digitronic totaled $424. These assets, which are being amortized over an average of 7 years, include existing technology trade names and workforce.

Goodwill in the amount of $1,836 relates to the Company's purchase of the assets and assumption of liabilities of Apogee Sound Inc. This goodwill is being amortized over 10 years.

Amortization of goodwill and other intangibles was $1,017, $866 and $612 for the years ended December 31, 2000, 1999, and 1998, respectively.

7.  REVOLVING CREDIT AGREEMENTS

On April 21, 1998, BCI and the Company entered into a $27,000 credit facility (the "Facility") with KeyBank N.A., which matures on April 30, 2001. The Facility replaced a previous bank agreement. The Facility provides, subject to certain criteria, a $20,000 revolving line for acquisition financing and a $7,000 working capital line. The Facility bears interest at either the bank's prime rate or, at the Company's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The interest rate at December 31, 2000, was 9.6%. At December 31, 2000 and 1999, there were no borrowings under the Facility for acquisition financing. At December 31, 2000 and 1999, Bogen had short-term domestic borrowings outstanding under the working capital line of $0 and $1,150, respectively. The amounts available under the working capital line at December 31, 2000 and 1999, were $7,000 and $5,850, respectively. The Company is required to meet certain working capital and financial covenants, with which it was not in compliance as of December 31, 2000. The Company has received a waiver from KeyBank N.A.

Speech Design has credit lines and overdraft facilities of approximately 9,100 DM, or $4,378, from 7 banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. At December 31, 2000 and 1999, Speech Design had short-term lines of credit and overdraft facilities of $4,378 and $4,664, respectively, of which short-term borrowings amounted to $1,201 and $1,189, respectively. The amounts available under these credit lines were $3,177 and $3,475 at December 31, 2000 and 1999, respectively, with rates tied to short-term bank notes and Euromarket loans. At December 31, 2000, interest rates on these short-term lines ranged from 5.4% to 11.5%. During the third quarter of 1998, Speech Design secured a 15 million DM ($7.2 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under this facility is up to 200 basis points above the German LIBOR rate, which was 4.85% at December 31, 2000. There were no borrowings under this facility.

Total outstanding revolving lines of credit are summarized as follows at December 31, 2000 and 1999:

                                                  2000         1999
                                                  ----         ----
Domestic Lines of Credit Utilized                    -       $1,150
Foreign Lines of Credit Utilized:
o    Speech Design GmbH                            958          627
o    Speech Design Israel                           24            -
o    Digitronic                                    200          405
o    Satelco                                        19          157
                                                 -----        -----
                                                $1,201       $2,339
                                                 =====        =====

8.  NOTES PAYABLE TO RELATED PARTIES

There is a $315 original note to the minority shareholders of Satelco, payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate, with installments beginning February 1995. The payments of this note were suspended (with the approval of the note holders) until such time as the Satelco subsidiary became profitable. Payments resumed in 2000 and this note is now classified as short-term at December 31, 2000. The balances were $124 and $194 at December 31, 2000 and 1999, respectively.

9.  INCOME TAXES

The Company's pre-tax book income is as follows for the years ended December 31, 2000, 1999 and 1998:

                                      2000             1999         1998
                                      ----             ----         ----
Domestic U.S. operations             $2,508           $2,875      $(1,579)
Foreign operations                    1,939            2,062        3,830
                                      -----            -----        -----
       Total                         $4,447           $4,937      $  2,251
                                      =====            =====        =====

The components of income tax expense are as follows for the years ended December 31, 2000, 1999 and 1998:

                                       2000             1999         1998
                                       ----             ----         ----
Current income tax                    $1,872           $1,701      $ 1,832
Utilization of acquired tax benefits
credited to goodwill                     107              107          440
Deferred income tax benefit             (598)            (371)        (363)
                                      -------          -------       -------
  Total income tax expense            $1,381           $1,437      $ 1,909
                                      =======          =======       =======


The difference between the provision for income taxes computed at the U.S. Federal income tax rate of 34% and the provision as reported are as follows:

                                        2000             1999                 1998
                                        ----             ----                 ----
Computed "expected" tax expense        $1,512           $1,679              $   765
State tax expense                         301              134                  149
Non-deductible expenses                   401              159                  207
Change in valuation allowance            (514)            (959)              (1,321)
Foreign taxes greater (less)
 than U.S. taxes                         (426)             280                  230
Utilization of acquired tax benefits
  credited to goodwill                    107              107                  440
In-process research and development         -                -                1,321
Other                                       -               37                  118
                                        -----           ------               ------
  Income taxes as reported             $1,381           $1,437               $1,909
                                       ======           ======               =======

The components of deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows:

                                        2000              1999
                                        ----              ----
Deferred tax assets:
NOL carryforwards                      $  764          $   871
Foreign loss carryforwards                290              565
Deferred rent                               2               48
Inventory                                 973              387
Allowance for doubtful accounts           137              169
Accrued liabilities                       269              171
Equipment                                 102              131
                                       ------           ------
  Total deferred tax assets             2,537            2,342

Less: valuation allowance               ( 946)          (1,460)
                                       ------           ------
  Net deferred tax assets:             $1,591          $   882
                                       ======          =======
Deferred tax liabilities-
  Intangible assets                    $1,057          $ 1,024
 Other                                     66                -
                                       ------           ------
                                       $1,123          $ 1,024
                                       ======          =======


The Company has net operating loss ("NOL") carryforwards of approximately $2,246 for U.S. Federal tax purposes as of December 31, 2000, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, these operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995. Subsequently recognized tax benefits, in the amount of $764, relating to the reduction of the valuation allowance as these NOL carryforwards are realized, will be allocated to Goodwill and other intangible assets.

The Company has foreign loss carryforwards of approximately $762, as of December 31, 2000. Certain of these loss carryforwards expire between the years 2001 through 2005.

The valuation allowance for deferred tax assets as of December 31, 2000 and 1999, was $946 and $1,460, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of $514 and $959, respectively. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, certain limitations on the utilization of operating loss carryforwards and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, by jurisdictions, over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10.  LEASES

The Company is obligated under various capital leases for certain office equipment that expire over the next five years. At December 31, 2000 and 1999, the gross amount of assets and related accumulated amortization recorded under capital leases were as follows:

                                             2000                  1999
                                             ----                  ----
Office equipment                             $925                  $867
Less: accumulated amortization                356                    80
                                             ----                  ----
                                             $569                  $787
                                             ====                  ====

Amortization of assets held under capitalized leases is included with depreciation expense.

The Company occupies its plant and office facilities and operates certain equipment and vehicles under leases expiring at various dates through 2010. The facility leases contain escalation clauses and provide for payments of taxes and expenses over base rent. The facility leases also contain renewal options of varying lengths.

Future minimum annual lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31,                 CAPITAL LEASES      OPERATING LEASES
------------------------                 --------------      ----------------
2001                                           304                 1,528
2002                                           302                 1,341
2003                                             6                 1,203
2004                                             6                 1,188
2005                                             1                   828
Thereafter                                       -                 2,814
                                              ----                ------
Total minimum lease payments                  $619                $8,902
                                                                  ======
Less: sales taxes                               31
                                              ----

        Net minimum lease payments             588

Less: amount representing interest
(at rates between 7.6% and 17.9%)               55
                                              ----

Present value of net minimum capital
        lease payments                         533

Less: current installments of obligations
        under capital leases                   245
                                              ----

Obligations under capital leases, excluding
        Current installments                   288
                                              ====


Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $0 and $119 at December 31, 2000 and 1999, respectively.

Rent expense charged to operations totaled approximately $1,740, $1,552, and $1,142 for the years ended December 31, 2000, 1999, and 1998, respectively.

11.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several officers of the Company. The employment contracts of the Chief Executive Officer and the President of the Company both extend through November 2001. The management agreement with the President of BCI's subsidiary, Apogee Sound International, expires in August 2002. The management agreements of the two Managing Directors of Speech Design expire on June 30, 2001. The management agreements with the two managing directors at Speech Design's subsidiary, Digitronic, expire in December 2003. Compensation accrues to the officers over the term of the contract as their respective services are provided.

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

On November 26, 1997, the Company sold 200,000 shares of 9% Cumulative Series A Convertible Preferred Stock (the "Preferred Stock") to a group of unrelated independent third-party investors (the "Investors"). The 200,000 shares of Preferred Stock were sold for $100 per share for total proceeds to the Company of $20,000 of which $18,500 was used to finance the acquisition and retirement of Common Stock and warrants and $1,500 was to be used for general corporate purposes. The Preferred Stock carried a redemption value of $100 per share. Each share of Preferred Stock plus any accrued dividends was convertible, at the option of the holder, at any time prior to the close of business on the third day prior to the date on which notice of conversion was given, into 18.605 shares of common stock based on an initial conversion price of $5.375 per common share ("Conversion Price"). Any shares of Preferred Stock still outstanding as of December 1, 2002, would automatically convert into common stock at the rate specified above.

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

COMMON STOCK AND WARRANTS

In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its initial public offering ("Offering") on October 15, 1993. The Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering. Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company.

On March 30, 2000, the Company called these Warrants for redemption for $.01 per Warrant, effective May 1, 2000, after which date all remaining warrants would be cancelled. Such redemption was authorized by the terms of the Warrant Agreement dated as of October 7, 1993 following any period of twenty trading days on which the Company's Common Stock market price closes at $10 per share or higher.

On November 26, 1997, D&S Capital, LLC, a limited liability company whose interests are owned by the Chief Executive Officer and President of the Company, acquired 46,295 shares of common stock and warrants to purchase 250,000 shares of restricted common stock at an exercise price of $5.00 per share, for an aggregate purchase price of $250,000. The warrants are exercisable in specified increments through January 1, 2003. Another 575,885 warrants to purchase common stock were issued on November 28, 1997, to Helix Capital II, LLC and subsequently distributed to its former owners and employees.

At December 31, 2000 and 1999, the Company had the following warrants outstanding:



                           SHARES             WEIGHTED
                          -------             AVERAGE
                     2000          1999     EXERCISE PRICE      EXPIRATION
                     ----          ----     --------------      ----------
WARRANTS TO PURCHASE
COMMON STOCK:

  1993 warrants          -      3,238,750       $ 5.50         October 2000
  1995 warrants          -         60,000       $ 5.50         October 2000
  1997 warrants    825,885        825,885       $ 5.35         November 2002/
                   -------      ---------                      January 2003
                   825,885      4,124,635
                   =======      =========


In connection with the Company's initial public offering of its units (the "Units"), the Company granted to GKN Securities Corp. and its affiliates (collectively, "GKN") an option to purchase (the UPO) an aggregate of 150,000 Units at $6.60 per Unit. Each unit issuable upon exercise of the UPO will consist of one share of Common Stock and warrants to purchase two shares of Common stock at $5.50 per share. The GKN UPO contained certain anti-dilution provisions that were broader than the anti-dilution provisions set forth in the publicly held UPO's and its original expiration date was October 7, 1998. On December 31, 1998, the Company and GKN agreed to extend the expiration date to October 7, 1999 and to amend the GKN UPO by narrowing the anti-dilution protection for GKN to that protection provided in the publicly held UPO's. This had no effect on the Company's results of operations or stockholder's equity. This GKN UPO expired without being exercised on October 7, 1999.

13.  STOCK OPTIONS

The Company has a Stock Option Incentive Plan (the "Plan") under which 1,253,335 shares of the Company's Common Stock are reserved for issuance pursuant to the Plan. As of March 29, 2000, the stockholders of the Company approved an amendment to increase the available shares under the plan to 1,500,000. The Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case-by-case basis but not less than the fair market value of the stock at the date of grant and none may be exercised more than 10 years from the date of grant. From time to time, the Company grants additional stock options to individuals outside of the Plan. During 1997, the Company granted a total of 325,885 options outside the 1996 Plan to the Company's newly appointed CEO and President. These options were granted at an exercise price of $5.00 per share, vest at a specified rate over a three-year period and expire 10 years from the date of grant.

Information with respect to the Company's stock options under the 1996 Plan and discretionary grants are as follows:

                                                         WEIGHTED
                                                     AVERAGE EXERCISE
     STOCK OPTIONS                         SHARES         PRICE
     -------------                         ------         ------
Outstanding at January 1, 1998            969,553          5.30
       Granted                            220,300          8.24
       Cancelled                          (18,000)         5.50
       Exercised                          (68,667)         5.50
       Forfeited                         ( 22,000)         7.89
                                        ---------
Outstanding at December 31, 1998        1,081,186          5.83
       Granted                             76,450          6.04
       Exercised                          (55,500)         5.50
       Forfeited                         (115,471)         5.58
                                        ---------
Outstanding at December 31, 1999          986,665          5.92
       Granted                            474,300          6.78
       Exercised                          (94,700)         5.24
       Forfeited                         (135,500)         5.34
                                        ---------
Outstanding at December 21, 2000        1,230,765          6.37
                                        =========


The number of shares and weighted average price of options exercisable at December 31, 2000, was 667,105 shares at $5.87 per share and had a weighted average contractual life remaining of 7.1 years. At December 31, 2000, 361,253 options were available for future grants under the terms of the 1996 Plan. Outstanding options expire prior to December 31, 2010, and are exercisable at prices ranging from $5.00 to $8.50 per share.

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

Pro forma net income (loss) available to common shareholders and net income
(loss) per common share for the years ended December 31, 2000, 1999, and 1998 was, as follows:

                                                     2000     1999     1998
                                                     ----     ----     ----

Net income (loss) available to common shareholders:
       As reported ..........................       $3,066   $3,500    $ (558)
       Pro forma ............................        2,421    2,849      (937)
Net income (loss) per common share:
       Basic:
As reported .................................          .33      .52      (.12)
Pro forma ...................................          .26      .44      (.21)
       Diluted:
As reported .................................          .31      .45      (.12)
Pro forma ...................................          .25      .38      (.21)

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $6.78 in fiscal 2000 and the following weighted average assumptions: risk-free interest rate of 9.24%; expected option life of 7 years; volatility of 78% and no dividend yield. The average fair value of options granted during 2000 was $6.78.

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

14.  INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing net earnings per common share by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all diluted potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of diluted earnings per share if their inclusion would be anti-dilutive. Potential common shares attributable to the Preferred Stock as a result of applying the if-converted method (see Note 12) and outstanding options and warrants have not been included in the calculation of diluted earnings per common share for the year ended December 31, 1998, since their inclusion would have been anti-dilutive.

15.  RELATED PARTY TRANSACTIONS

Pursuant to a Mergers & Acquisition Engagement Agreement, dated August 1997, as amended on November 29, 1997, and the Amended and Restated Mergers & Acquisition Engagement Agreement, effective as of October 1, 1998, between the Company and Helix Capital Services, Inc. ("Helix Services"), the Company paid Helix Services approximately $374 in 1998, including an aggregate of $210 in monthly retainer fees and $164 for services rendered in connection with the Speech Design acquisition. Pursuant to the Amended and Restated Mergers & Acquisition Agreement, Helix Services acted as the principal financial advisor and, subject to certain exceptions, the exclusive mergers and acquisition advisor for the Company and all of its domestic subsidiaries. In exchange for such services, the Company paid Helix Services a $10 monthly retainer fee (prior to October 1, 1998, the monthly retainer fee was $20) and, in the event the Company consummated a financing or other extraordinary corporate transaction, an additional fee equal to a minimum of 2% of the acquisition price, subject to reduction in certain circumstances.

Effective as of October 1, 1998, Speech Design entered into a Mergers & Acquisition Engagement Agreement with Helix Services pursuant to which Helix Services acted as the principal financial advisor and, subject to certain exceptions, the exclusive mergers and acquisition advisor for Speech Design. In exchange for such services, the Company paid Helix Services a $10 monthly retainer fee and, in the event the Company consummated a financing or other extraordinary corporate transaction, an additional fee equal to a minimum 2% of the acquisition price, subject to reduction in certain circumstances. During 1998, Speech Design paid Helix Services an aggregate of $30 in monthly retainer fees.

In 1999, the Company and Speech Design combined paid Helix Services $160 in monthly retainer fees and approximately $20 in expenses associated with the Apogee acquisition. The Company and Speech Design terminated their agreements with Helix Services on August 31 and September 1, 1999, respectively. The Company subsequently entered into a Limited Engagement Agreement with Helix Services that called for certain payments to be made upon the successful consummation of merger and acquisition transactions. The Limited Engagement Agreement expired on December 31, 1999.

16.  EMPLOYEE BENEFIT PLANS

Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 2000, 1999, and 1998 were approximately $16, $44 and $17, respectively.

Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $132, $100, and $108 for the years ended December 31, 2000, 1999, and 1998, respectively.

17.  SEGMENTS

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the growing European voice processing and Unified Messaging markets.

The following table presents information about the Company by segment/geographic area. Inter segment revenues and transfers are not considered material:

                                                                          SPEECH
                                                               BOGEN      DESIGN
                                                               -----      ------
2000:

Revenue from external customers ................             $45,466     $20,797
Depreciation and amortization ..................               1,547         705
Operating profit ...............................               3,084       2,093
Total assets ...................................              41,963      17,528
Expenditures for segment assets ................               1,132         929

1999:

Revenue from external customers ................             $37,624     $21,742
Depreciation and amortization ..................                 962         627
Operating profit ...............................               3,574       2,180
Total assets ...................................              28,433      14,721
Expenditures for segment assets ................               1,821         803

1998:

Revenue from external customers ................             $32,405     $20,352
Depreciation and amortization ..................                 772         716
Operating profit ...............................               4,359       3,281
Total assets ...................................              26,539      12,777
Expenditures for segment assets ................                 289         824

A reconciliation of reportable segment operating profit and assets to the Company's consolidated totals are as follows:

                                                     2000      1999        1998
                                                     ----      ----        ----

Operating profit
Total operating profit for reportable segments    $ 5,177   $ 5,754      $ 7,640
Unallocated amounts --
  In-process research and development.........          -         -       (3,885)
Other corporate expenses .....................     (1,042)     (548)      (1,025)
                                                    -----     -----        -----

 Operating profit ............................    $ 4,135   $ 5,206      $ 2,730
                                                    =====     =====        =====

Assets
Total assets for reportable segments .........    $59,491   $43,154      $39,316
Elimination of receivables/payables ..........       (157)      (69)     ( 1,675)
Other unallocated amounts ....................      1,778       793          106
                                                   ------    ------       ------

Consolidated Total ...........................    $61,112   $43,878      $37,747
                                                   ======    ======       ======

18.  CREDIT CONCENTRATION

The Company had no customers that individually accounted for more than 10% of total consolidated net sales in 2000. Speech Design had revenues in 1999 from two customers that totaled $13,060. Bogen had one customer in 1999 with sales of $5,885. Each was greater than 10% of the company's total revenues. Sales to two customers of the Company's foreign segment in 1998 totaled $14,050; each accounted for more than 10% of the Company's 1998 consolidated net sales.

19.  QUARTERLY FINANCIAL DATA  (UNAUDITED)



                                                    FIRST              SECOND       THIRD           FOURTH              TOTAL
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           QUARTER            QUARTER      QUARTER         QUARTER               YEAR
----------------------------------------           -------            -------      -------         -------             -------

2000
----

Net Sales                                          $16,586            $17,489      $16,815         $15,373            $66,263

Gross Profit                                         7,912              8,406        8,360           6,425             31,103

Income from Operations                                 655              1,590        1,843              47              4,135

Net Income                                             302                872        1,130             762              3,066

Net Income per Share:
   Basic                                              0.04               0.09         0.11            0.09               0.33
   Diluted                                            0.03               0.09         0.11            0.08               0.31

1999
----

Net Sales                                           12,711             13,950       16,234          16,471             59,366

Gross Profit                                         6,171              6,855        8,284           7,738             29,048

Income from Operations                                 856              1,644        2,288             418              5,206

Net Income                                             471              1,135        1,578             316              3,500

Net Income per Share:
   Basic                                              0.07               0.17         0.24            0.04               0.52
   Diluted                                            0.06               0.14         0.22            0.03               0.45

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements See "Item 8. Financial Statements and Supplementary Data."

     (a)(2) Financial Statement Schedule:
              Schedule II: Valuation and Qualifying Accounts

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)




COLUMN A                       COLUMN B     COLUMN C     COLUMN D    COLUMN E      COLUMN F
--------                       --------     --------     --------    --------      --------

                              BALANCE AT   CHARGED TO                              BALANCE
                              BEGINNING    COSTS AND                                AT END
                              OF PERIOD     EXPENSES      OTHER      DEDUCTION    OF PERIOD
                              ---------     --------      -----      ---------    ----------

DESCRIPTION
-----------

Year ended December 31, 2000:
Allowance for
 Doubtful accounts.......     $   650       $  321      $  (2) (c)   $ (412) (a)   $  557
Reserve for sales returns
 And allowances..........         172          396                     (286)          282
Reserve for inventory
 obsolescence............       1,093          318        (24) (c)      (29) (b)    1,358
                                -----        -----        ----          ---         -----
                              $ 1,915       $1,035      $ (26)       $ (727)        2,197
                                -----        -----        ---           ---         -----

Year ended December 31, 1999:
Allowance for
 doubtful accounts.......     $   424       $  290      $ 397  (d)   $ (461) (a)   $  650
Reserve for sales returns
 And allowances..........         100           72                                    172
Reserve for inventory
 obsolescence............         743          194        596  (d)     (440) (b)    1,093
                                -----          ---        ---          ----         -----

                              $ 1,267       $  556      $ 993        $ (901)       $1,915
                                -----          ---        ---          ----         -----

Year ended December 31, 1998:
Allowance for
 doubtful Accounts.......     $   376       $  196      $  (1) (c)   $ (147) (a)   $  424
Reserve for sales returns
 And allowances..........         118                                   (18)          100
Reserve for inventory
 obsolescence............         529          255         18  (c)      (59) (b)      743
                                -----         ----       ----          ----         -----

                              $ 1,023       $  451      $  17        $ (224)       $1,267
                                -----         ----       ----          ----         -----


          (a)  Uncollectible accounts written off, net of recoveries.
          (b)  Write-off of obsolete inventory.
          (c)  Currency exchange effect.
          (d) Assumption of Apogee allowances and reserves, net of currency exchange effects.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 2000.

     (c)  Exhibits

          The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

EXHIBIT
  NO.       DESCRIPTION
-------     -------------

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

4.5 Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)

10.1 Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)

10.2 Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. (6)

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

10.11 Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC. (7)

10.12 Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC. (7)

10.14 Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc.
            (8)

10.15 Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC. (8)

10.17 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski. (9)

10.18 Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler. (10)

10.19 Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association. (9)

10.20 Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (9)

10.22 Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association. (9)

10.23 Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association. (9)

EXHIBIT
  NO.       DESCRIPTION
-------     -----------

10.24 Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association. (9)

10.25 Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association. (9)

10.26 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)

10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)

10.28 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association. (9)

10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (9)

10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank. (10)

10.33 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Guss. (11)

10.34 Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer. (11)

10.35 Bogen Communications International, Inc. Amended and Restated Stock Incentive Plan (12)

*10.36 Amendment to premises lease between Ramsey 96, LLC and Bogen Communications, Inc., dated July 31, 2000.

*21.1       Subsidiaries of the Company

*23.1       Consent of KPMG LLP

*Filed Herewith

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-65294) dated October 7, 1993.
(2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
(4) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated August 21, 1995.
(5) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245) dated February 4, 1997.
(6) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated November 25, 1997.
(8) Incorporated by reference and the Exhibits to the Company's Current Report on Form 8-K, dated December 12, 1997.
(9) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated May 20, 1998.
(10) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(12) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

By: /s/ Jonathan Guss           By: /s/ Maureen A. Flotard

    Jonathan Guss,                  Maureen A. Flotard
    Chief Executive Officer         Chief Financial Officer, and
    (Principal Executive Officer)    Assistant Secretary
                                    (Principal Financial Officer)

By: /s/ Michael P. Fleischer

    Michael P. Fleischer,
    President
    (Principal Executive Officer)

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

By: /s/ Jonathan Guss           Director, Chief Executive Officer

    Jonathan Guss

By: /s/ Michael P. Fleischer    Director, President

    Michael P. Fleischer

By: /s/ Jeffrey Schwarz         Director, Co-Chairman of the Board of
                                Directors
    Jeffrey Schwarz

By: /s/ Yoav Stern              Director, Co-Chairman of the Board of
                                Directors

    Yoav Stern

By: /s/ Kasimir Arciszewski     Director

    Kasimir Arciszewski

By: /s/ Glenn Dubin             Director

    Glenn Dubin

By: /s/ Zivi R. Nedivi          Director

    Zivi R. Nedivi

By: /s/ Daniel Schwartz         Director

    Daniel Schwartz

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------

10.36 Amendment to premises lease between Ramsey 96, LLC and Bogen Communications, Inc., dated July 31, 2000.

21.1    Subsidiaries of the Company

23.1    Consent of KPMG LLP

                                  EXHIBIT 21.1

                          SUBSIDIARIES OF THE COMPANY

                                                                                        NAME UNDER WHICH
   STATE OR                                            OTHER JUEISDICTION OF              THE SUBSIDIARY
  SUBISDIARY                                       INCORPORATION OR ORGANIZATION           DOES BUSINESS
  ----------                                       -----------------------------           -------------

Bogen Corporation                                              Delaware                 Bogen Corporation

(a)  Bogen Communications, Inc. (1)                            Delaware                 Bogen Communications, Inc.

(b)  New England Audio Resource Corp.(2)                       Delaware                 New England Audio Resourace
                                                                                        Corp./NEAR

(c)  Bogen Communications (Barbados), Ltd. (3)                 Barbados                 Bogen Communications
                                                                                        (Barbados), Ltd.

(d)  Apogee Sound International, LLC (4)                       Delaware                 Apogee Sound International, LLC

Thor USA                                                       Delaware                 Thor USA

Bogen Communications, LLC                                      Delaware                 Bogen Communications, LLC

Speech Design GmbH                                             Germering, Germany       Speech Design CmbH

(d)  Satelco AG (5)                                            Switzerland              Satelco AG

(e)  Speech Design (Israel) Ltd. (6)                           Israel                   Speech Design (Israel)

(f) Speech Design (UK) Ltd. (7)                                United Kingdom           Speech Design (UK)

(g)  Digitronic Computersystems GmbH (8)                       Germany                  Disitronic Computersysteme GmbH


(1)  Bogen Communications, Inc. is a wholly owned subsidiary of Bogen
     Corporation

(2) New England Audio Resource Corp. is a wholly owned subsidiary of Bogen Communications, Inc. (merged into Bogen Communications Inc. on December 31,
     1999).

(3) Bogen Communications (Barbados) Ltd. is a wholly owned subsidiary of Bogen Communications, Inc.

(4) Apogee Sound International, LLC is wholly owned subsidiary of Bogen Communications, Inc.

(5)  Satelco AG is a 67% owned subsidiary of Speech Design GmbH

(6)  Speech Design (Israel) Ltd. is a wholly owned subsidiary of Speech Design
     GmbH

(7) Speech Design (UK) Ltd. is a wholly owned subsidiary of Speech Design GmbH (closed effective December 31, 2000)

(8) Digitronic Computersysteme GmbH is a wholly owned subsidiary of Speech Design GmbH

                                  EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

To Stockholders and Board of Directors
Bogen Communications International, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 333-21245, 333-52774, and 333-52776) on Forms S-8 and (No. 333-76993) on Form
S-3 of Bogen Communications International, Inc. of our report dated February 28, 2001, relating to the consolidated balance sheets of Bogen Communications International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and related schedule, which report appears in the December 31, 2000, annual report on Form 10-K of Bogen Communications International, Inc.

KPMG LLP
Short Hills, New Jersey
March 30, 2001

                                  EXHIBIT 10.36

                         AMENDMENT TO SUBLEASE AGREEMENT

        AGREEMENT made on July 31, 2000, by and between RAMSEY 96, L.L.C., a New Jersey limited liability company, with an address c/o James R. Poole & Co., Inc., 550 Broad Street, Newark, New Jersey 07102-4598 (hereinafter sometimes referred to as "Landlord") and BOGEN COMMUNICATIONS, INC., a Delaware corporation, with an address at 50 Spring Street, Ramsey, New Jersey 07446 (hereinafter sometimes referred to as "Tenant").

                                   Recitals:

        1. Ramsey '83 Associates, a New Jersey limited partnership, as landlord and Lear Siegler, Inc., as tenant executed and delivered a Lease dated August 8, 1985 (hereinafter referred to as "Lease") wherein tenant leased certain premises (hereinafter referred to as the "Premises") located at 50 Spring Street, Ramsey, New Jersey (hereinafter referred to as the "Property").

        2. Ramsey '83 Associates previously assigned its entire interest in the Lease as landlord to George Rothman.

        3. George Rothman, as landlord and Ramsey 96, L.L.C., a New Jersey liability company, as tenant entered into an Operating Lease dated March 20, 1996 (hereinafter referred to as the "Operating Lease") for the Property, wherein George Rothman assigned all of his interest as landlord in the Lease to Ramsey 96, L.L.C. until the termination of the Operating Lease.

        4. Lear Siegler, Inc. and Bogen Corporation have executed and delivered an Interim Sublease Agreement dated December 31, 1986 (hereinafter referred to as the "Interim Sublease") in which Lear Siegler, Inc. subleased the Premises to Bogen Corporation.

        5. Lear Siegler, Inc. and Bogen Corporation have executed and delivered a Sublease Agreement effective as of December 31,1986 which more clearly defined the obligations of the parties set forth in the Interim Sublease.

        6. Bogen Corporation and Bogen Communications, Inc. have executed and delivered a Sublease Agreement effective as of December 31, 1986 (hereinafter referred to as the "Sublease") wherein Bogen Corporation subleased the Premises to Bogen Communications, Inc.

        NOW, THEREFORE, in consideration of ten dollars ($10.00) and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

        1. The Recitals set forth above are hereby incorporated into this Agreement with the same force and effect as if same were more fully set forth at length herein.

        2. All of the terms and provisions of the Lease are hereby incorporated into this Agreement except as specifically modified herein. Tenant is subject to all of the terms and provisions of the Lease. All references in the Lease to "Tenant" shall be deemed to refer to the Tenant. All references in the Lease to "Landlord" shall be deemed to refer to Landlord, except that any references in Paragraph 11 of the Lease to Landlord shall be deemed to also include George Rothman and Ramsey 96, L.L.C. In the event of any conflict between the terms and provisions of the Lease and this Agreement, then the terms and provisions of this Agreement shall govern and prevail.

        3. All of the terms and provisions of the Sublease are also hereby incorporated into this Agreement except as specifically modified herein. All references in the Sublease to "Sub-Subtenant" shall be deemed to refer to Tenant. In the event of any conflict between the terms and provisions of the Sublease and this Agreement, then the terms and provisions of this Agreement shall govern and prevail.

        4. The term of the Lease is hereby extended for a period of approximately ten (10) years, commencing on November 28, 2000 and terminating on

December 31, 2010 (hereinafter referred to as the "Extended Term").

        5. The net annual Basic Rent (as defined in the Lease) to be paid by Tenant to Landlord monthly during the Extended Term shall be as follows:



                                           Monthly Installments of
        Period                              Net Annual Basic Rent
        ------                             -----------------------
        November 29, 2000                       $40,250.00
        December 31, 2003

        January 1, 2004                         $44,583.34
        December 31, 2006

        January 1, 2007                         $46,250.00
        December 31, 2010



        6. Upon expiration of the Extended Term of the Lease as set forth in Paragraph 4 above, Tenant shall have the right and option to extend the term of the Lease for one period of five (5) years. The right and option to extend the term of the lease shall be subject to and contingent upon each and every of the conditions set forth hereinafter. Tenant's right and option to extend the term of the lease shall be exercisable by Tenant giving written notice of the exercise of the right and option to Landlord at lease nine (9) months prior to the expiration of the Extended Term as set forth in Paragraph 4 above. In the event Tenant fails to give written notice of its intention to exercise its right and option as provided above and its notice of acceptance of the rent within the state time periods, Tenant's right and option to extend the term of the lease shall (upon the date by which written notice should have been received by Landlord) be deemed to have been waived by Tenant and shall be of no further force or effect. In the event Tenant exercises its right and option in accordance with the provisions hereof the term of the lease shall be extended accordingly, and all references contained in the lease to the term shall be construed to refer to the original term of the lease, as extended, whether or not specific reference is made thereto in the lease. Unless otherwise expressly provided to the contrary, the extended term of the lease shall be upon the same terms, conditions and covenants as set forth in the lease except that there shall be no further right or option to extend the term of the lease. It is important to Landlord that it know whether or not the options are exercised by Tenant so that it may seek a replacement tenant to avoid loss of rent, and, therefore, the time within which the option and acceptance of the rent must be exercised is hereby made of the essence. The right and option to extend the term of the lease shall be subject to and contingent upon each and every one of the following conditions:

                (i)    The lease is in full force and effect;

                (ii) Tenant shall not be in default under any of the terms, provisions, covenants and conditions of the lease; and

                (iii) In lieu of the net annual Basic Rent set forth in Paragraph 5 above, the monthly installments of net annual Basic Rent to be paid by Tenant monthly during the option period shall be the greater of fair market rent or $46,250.00, but in no event shall the monthly installments of net annual Basic Rent be less than $46,250.00, notwithstanding that fair market rent shall be lower. Net annual Basic Rent shall be determined as follows:

                Within twenty (20) days after Landlord receives Tenant's notice, Landlord shall submit to Tenant, in writing, its determination of fair market rent. Within ten (10) days after Tenant receives the fair market rental figure, Tenant shall have the right to dispute the rent by written notice received by Landlord within the ten (10) day time period. Failure by Tenant to dispute the rent in this manner shall be deemed, automatically and conclusively, an acceptance by Tenant of the rent submitted. Within ten (10) days after Landlord receives Tenant's notice disputing the rent, Landlord and Tenant shall each designate an independent, qualified commercial real estate appraiser or expert, who regularly conducts business in Bergen County and who is familiar with Bergen County commercial rentals, for the purpose of having them agree on the then fair market rent for the Premises which shall be the rental then being collected by owners of other properties for new leases of space reasonably comparable in type, size, location and usage to the Premises within Bergen County, New Jersey, for a term of approximately five years with similar tenant expense assumptions and contributions. In the event that the two designees cannot agree upon one figure, then the designees shall select a third person with comparable qualifications, and the agreement of two of the three designees shall prevail, or if two cannot agree, the average of their three rents shall prevail. Landlord and Tenant shall each pay the fees and expenses of their own designee, and they shall share, equally, the fees and expenses of the third; and the greater of $46,250.00 or the fair market rent so determined shall be the net annual Basic Rent payable monthly for the entire five year option term. If Tenant gives notice of the exercise of its option more than ten (10) months prior to the expiration of the original term, then Landlord shall have until eight (8) months prior to the expiration of the original term to submit its determination of fair market rent.


                (iv) Within seven (7) days after Tenant has received written notice of the fair market rent as determined pursuant to the preceding paragraph (iii), Tenant shall notify Landlord, in writing, whether or not Tenant accepts the determination that the monthly installments of net annual Basic Rent will be the greater of the fair market rent so determined or $46,250.00. If Tenant so accepts, then the term shall be extended for five (5) years at a monthly net annual Basic Rent equal to the greater of the fair market rent so determined or $46,250.00. If Tenant declines to accept or gives no notice at all, then the option to extend will become null and void, automatically, and the lease will terminate at the end of the Extended Term as set forth in Paragraph 4 above.


                (v) The Landlord and Tenant shall execute and deliver to each other a written statement of the rent for the extended option term when determined as herein provided.


        7.      (i)    Tenant shall have the option to lease the spaces at the
Property adjoining the Premises which are currently occupied by United Publishers Library Service, Inc. and Shelving Direct, LLC (hereinafter collectively referred to as the "Additional Space") during the term of this lease, (including the option period that may be exercised by Tenant as provided in Paragraph 6 above), for a term of not less than five (5) years. Landlord shall submit to Tenant a written notice and proposal (the "Proposal") not less than nine (9) months prior to the termination date of each of the current leases for the Additional Space, to amend this lease to extend all the provisions of this lease to the Additional Space. The Additional Space shall be delivered to Tenant in its "as is" condition, except that the Additional Space shall be broom clean. The monthly installments of net annual Basic Rent for the Additional Space shall be determined by applying the net annual Basic Rent then presently being paid by Tenant for the Premises to the Additional Space on a pro rata basis based upon the amount of square feet of space for the Additional Space.

                (ii) Tenant's "proportionate share" of the additional charges contained in Paragraph D. of Schedule "B" of the Lease shall be increased to reflect the Additional Space and shall be additional rent, in addition to the various other obligations of Tenant.


                (iii) Provided this lease is then in full force and effect and Tenant is not in default under any of the terms, provisions, covenants, and conditions of this lease, Tenant shall have thirty (30) days from its receipt of the Proposal to accept the Proposal by delivering to Landlord written notice of its acceptance within said thirty (30) day period. The failure or neglect of Tenant to accept the Proposal in the manner and within the time provided shall be deemed, automatically and irrevocably, an election by Tenant to reject the Proposal and to terminate its right and option to lease the Additional Space. In the event Tenant accepts the Proposal, Landlord and Tenant shall execute an amendment to this lease within ten (10) days after Tenant has received the amendment from Landlord. In the event Tenant does not accept the Proposal, Tenant shall not have the right or option to lease the Additional Space thereafter. It is important to Landlord that it know whether or not Tenant accepts the Proposal so that it may seek another tenant to avoid loss of rent, and, therefore, the time within which the Proposal must be accepted hereby made of the essence. In the event that the Proposal is not accepted and the amendment to this lease is not signed by Tenant as herein provided, Landlord shall have the right to lease the Additional Space to any other person or entity for any rent and terms and it desires and the Tenant's right and option to lease the Additional Space shall be terminated.

        8.      a.     Tenant shall, at Tenant's own expense, comply with all
federal, state and local laws, rules and regulations applicable to Tenant and relating to environmental matters affecting the Premises and the Industrial Site Recovery Act, N.J.S.A. 13:1K-6 et seq. and the regulations promulgated thereunder ("ISRA") for which Tenant is obligated pursuant to this lease. Tenant shall, at Tenant's own expense, make all submissions to, provide all information to, and comply with all requirements of, the New Jersey Department of Environmental Protection or its replacement or similar department, agency, bureau or division ("NJDEP") with regard to Tenant's use and occupancy of the Premises and with regard to any spills or discharges of hazardous waste or substance caused by Tenant or by Tenant's employees, agents, contractors or invitees (together the "Tenant's Responsibility"). Should any division of NJDEP determine that a remediation action work plan be prepared and that a remediation be undertaken because of any spills or discharges of hazardous substances or wastes at the Property which occur during the term of this lease which are Tenant's Responsibility, then Tenant shall, at Tenant's own expense, prepare and submit the required plans and financial assurances, and carry out the approved plans. Tenant's obligations under this paragraph shall arise if there is any closing, terminating or transferring of operations of an industrial establishment at the Property or a sale or transfer of title of the Property by Landlord, all pursuant to ISRA, provided, however, that if the Tenant's obligations hereunder arise due to any event or transaction of Landlord or another tenant at the Property, then Tenant shall not bear the expense and obligations of the applications and submissions to the NJDEP, but Tenant shall cooperate and comply with the provisions of this section. If the Property is being sold or transferred by Landlord, Landlord shall bear the expense of such applications and submissions, but if Tenant is responsible for any spills or discharges, then Tenant shall prepare and file, at Tenant's expense, all applications, tests, reports and remediation required by the NJDEP. At no expense to Landlord, Tenant shall promptly provide all information reasonably requested by Landlord for preparation of documents supporting an application for a determination by the NJDEP of non-applicability of ISRA to Tenant or submission of an application for a de minimis exception or a negative declaration or a no-further-action letter to the NJDEP and shall promptly sign and submit such documents when requested by Landlord, provided that such documents are reasonably satisfactory to Tenant. Tenant shall indemnify, defend and save harmless Landlord from all fines, suits, procedures, claims and actions of any kind incurred by or imposed upon Landlord arising out of or in connection with any spills or discharges of hazardous substances or wastes at the Property which are Tenant's Responsibility, and from all reasonable expenses incurred by Landlord for legal, engineering and expert fees, and from all fines, suits, procedures, claims and actions of any kind arising out of Tenant's failure to provide information, make submissions and take any action required of Tenant by the ISRA or any division of NJDEP concerning ISRA or any other environmental law applicable to Tenant. Tenant shall furnish a surety bond or other financial security which will guarantee the implementation of the remediation action work plan for Tenant's Responsibility only if and to the extent that Tenant is required to do so under ISRA. Tenant's obligations and liabilities under this paragraph shall continue so long as Landlord remains obligated for compliance with ISRA regarding any spills or discharges of hazardous substances or wastes at the Property which are Tenant's Responsibility. Tenant's failure to abide by the terms of this paragraph shall be restrainable by injunction.

                b. Notwithstanding anything to the contrary contained above, in no event shall Tenant have any obligation pursuant to this Section or any other provisions of this lease with regard to environmental matters resulting from any environmental condition which occurs or has occurred at the Property at anytime which is not Tenant's Responsibility.

                c. Tenant shall promptly supply to Landlord copies of all reports and notices made by Tenant pursuant to the Hazardous Substance Discharge-Reports and Notices Act, N.J.S.A. 13:1K-15 et seq. and the regulations promulgated thereunder ("Reports and Notices Act").

                d. Tenant shall promptly supply Landlord with copies of any notices, correspondence and submissions made by Tenant to NJDEP, the United States Environmental Protection Agency (EPA), the United States Occupational Safety and Health Administration (OSHA), or any other local, state or federal authority which requires submission of any information concerning environmental matters or hazardous wastes or substances at the Premises.

                e. Tenant shall promptly comply with all applicable requirements of the Spill Compensation and Control Act (N.J.S.A. 58:10-23.11 as amended) and supply Landlord with copies of all notices, reports, tests or filings in relation thereto whether received from any governmental agency or promulgated by Tenant.

                f. Tenant shall not install or remove any underground or above-ground storage tanks for storage of hazardous substances or wastes without first obtaining the express written consent of Landlord. If Tenant shall install or remove any underground or above-ground storage tanks, Tenant shall promptly comply with all applicable requirements of the Hazardous and Solid Waste Amendment of 1984 Pub. L98-616 (42 U.S.C.
        699) and adopted by New Jersey for registration of underground storage tanks pursuant to N.J.S.A. 58:10A-21, et seq., and shall supply to Landlord copies of all notices, reports, questionnaires, registration statements, tests, or filings in relation thereto whether received from any governmental agency or promulgated by Tenant.

                g. Tenant shall promptly furnish to Landlord true and complete copies of all documents, submissions and correspondence provided by Tenant to the NJDEP and all documents, reports, directives and correspondence provided by the NJDEP to Tenant. Tenant shall also promptly furnish to Landlord true and complete copies of all sampling and test results obtained from samples and tests taken at and around the Property.

                h. Within thirty (30) days prior to the termination of this lease, Tenant will furnish Landlord with (i) evidence that Tenant has satisfactorily complied or commenced compliance with ISRA for the cessation of its operations if such compliance is required by ISRA, or
        (ii) a letter of non-applicability to ISRA issued by the NJDEP. Tenant shall also furnish Landlord, without expense to Landlord, copies of all applications, tests, submissions and correspondence to and from NJDEP and others relating to these matters.

                i. Tenant further agrees to implement and execute all of the provisions of this paragraph in a timely manner so as to comply with ISRA to the extent that ISRA is applicable to Tenant, and to the extent reasonably possible, to coincide with the termination of this lease to coincide with the vacating of the Premises by the Tenant at any time during the term of this lease.

                j. As an additional condition precedent to Tenant's intention to sublease the leased premises or to assign the lease, Tenant shall have received from the NJDEP either (i) a no-further-action letter, (ii) a de minimis exception, (iii) a negative declaration, (iv) a non-applicability letter or (v) a functionally equivalent document then being issued by the NJDEP, for which Tenant shall promptly apply pursuant to ISRA. If this condition shall not be satisfied, then Landlord shall have the right to withhold consent to sublease or assignment.

                k. Simultaneously with execution of this Agreement, Tenant shall supply to Landlord an affidavit of an officer of Tenant ("Environmental Affidavit"), setting forth Tenant's federal Standard Industrial Classification number and a detailed description of the operation and processes Tenant will undertake at the Premises, organized in the form of a narrative report, including a description and quantification of hazardous substances and wastes generated, manufactured, refined, transported, treated, stored, handled or disposed of at the Premises. During the lease term, Tenant shall notify Landlord by way of Environmental Affidavit as to any changes in Tenant's operation, federal Standard Industrial Classification number of use and generation of hazardous substances and wastes, by way of a supplemental Environmental Affidavit. Tenant shall also supplement and update Environmental Affidavit upon each January 1st of the lease term, if requested to do so by Landlord. Nothing herein shall be construed as permitting Tenant to use the leased premises for any purpose other than as originally intended and set forth in the Lease.

        l. If Landlord has reasonable cause to believe that a spill or discharge of a hazardous substance or waste has occurred which is Tenant's Responsibility and Landlord makes written demand to Tenant sitting forth the basis of its cause, Tenant will obtain, at its own expense, and furnish to Landlord, without charge, within thirty (30) days after receipt of Landlord's demand a Phase I environmental report prepared by a recognized environmental engineer which will show the status of the Premises with regard to all environmental conditions. In the event that the report shows or indicates the presence or possibility of the presence of any environmental condition which violates the laws, rules, regulations or ordinances of the State of New Jersey and which condition is Tenant's Responsibility, then Tenant will obtain such additional inspections, reports and tests as may be required to determine the nature and scope of the environmental condition and what will be required to remedy the condition and the cost thereof. Tenant, at its expense, will remediate such environmental condition to the satisfaction of all applicable governmental agencies. In the event that the report shows or indicates that there is no environmental condition present which violates the laws, rules regulations or ordinances of the State of New Jersey which condition is Tenant's Responsibility, then the cost of the Phase I inspection incurred by Tenant in connection with Landlord's demand shall be reimbursed to Tenant by Landlord.

        9.      a.     Tenant, at Tenant's expense but subject to reimbursement
by Landlord as provided in this Agreement, will cause to be performed by reputable contractors, improvements and alterations to the Premises, including an office area of approximately 27,000 square feet (hereinafter referred to as the "Tenant's Work"). It is anticipated that Tenant's Work may be performed in multiple phases, provided that all of Tenant's Work shall be completed by no later than thirty (30) months from the date of this Agreement.

                b. At lease twenty (20) days prior to the commencement of any Tenant's work, Tenant, at Tenant's expense, will cause plans and specifications for Tenant's work to be prepared and submitted to Landlord for its approval, which approval shall not be unreasonably withheld. Landlord will review Tenant's plans within ten (10) days of its receipt and give written notice to Tenant of its approval or rejection (stating the reasons for rejection) within said ten (10) day period. When the plans and approvals have been approved by both parties, the plans and approvals will be deemed to have been incorporated into this lease, automatically, as an exhibit without the necessity of physically attaching them to this lease.

                c. As Tenant's Work progresses, but not more frequently than every three (3) weeks, Landlord will pay directly to Tenant's contractors and/or materialmen, an amount equal to ninety (90%) percent of their charges for work and/or materials actually performed and/or installed in the Premises upon presentation of reasonably detailed invoices, up to a maximum obligation of $450,000.00. Upon completion of the final phase of Tenant's Work and delivery to Landlord of (i) an architect's certificate that the construction has been completed in accordance with the approved plans, (ii) a set of "as built" plans or final plans which accurately show Tenant's Work as actually constructed,
(iii) a final unconditional Certificate of Occupancy (if required), (iv) verification that all contractors and subcontractors have been fully paid except for Landlord's final payment under this paragraph and there are no liens or possible lien claims against the Premises or the Property, and (v) a survey of the Property if any of the improvements have changed the footprint of the building or have been made to the outside of the Property, Landlord will pay to Tenant's Contractors and/or materialmen up to an additional $50,000.00 (for a total of $500,000.00) as Landlord's full share of the cost of Tenant's Work. Notwithstanding the foregoing, Tenant shall only be required to deliver to Landlord item (i) and item (iv) of the foregoing documents and a valid Certificate of Occupancy for such present tenancy, for any non-structural alteration or any preliminary or interim phase of construction in order for Landlord to make final payment for such alteration or phase of construction. Landlord's total obligation for Tenant's Work shall be $500,000.00 in the aggregate. In the event that Tenant's Work exceeds such $500,000.00 amount, then Tenant shall be solely responsible for the payment of such excess. Tenant shall utilize a minimum amount of $300,000.00 for Tenant's Work.

                d. All work done by Tenant upon the Premises shall be done subject to, and in compliance with, all laws, ordinances and regulations of all public authorities having jurisdiction. Tenant will obtain all permits in connection with any work performed by Tenant at the Premises and furnish copies to Landlord.

Tenant will pay or will cause to be paid all charges for all work done (labor or materials) upon the Premises during the term of this lease and will not suffer or permit any mechanics' or similar liens for labor or materials furnished to the Premises during the term of this lease to be filed against the Premises, the Property or any part thereof; and if any such lien shall be filed, Tenant will either pay the same or procure the discharge thereof by giving security or in such other manner as may be required or permitted by law. Landlord and Tenant shall indemnify the other against, and save the other harmless from any and all loss, damage, claims, liabilities, judgments, costs and expenses arising out of the filing of any lien resulting from work which is performed by contractors engaged by the other party. Notice is hereby given that Landlord shall not, under any circumstances, be liable to pay for any work, labor or services rendered or materials furnished to Tenant or any of its subtenants upon credit.

                e. Tenant shall notify Landlord in writing upon Tenant's determination that Tenant has completed the Tenant's Work. If any portion of the $500,000 contribution to be made by Landlord pursuant to subsection c. above has not been expended by on Tenant's Work, then Tenant shall be entitled to a rent abatement in an amount equal to forty percent (40%) of the unexpended portion of Landlord's contribution, which rent abatement shall be prorated over the remaining term of this Lease by dividing the forty (40%) percent rent abatement by the remaining months of the term of the Lease.

        10. Paragraph 14 of the Lease, ASSIGNMENT AND SUBLETTING, is hereby deleted in its entirety and replaced with the following:

                A. Tenant shall have the right on thirty (30) days advance written notice to Landlord, to sublet either (i) all of the Premises or (ii) in two (2) portions of the Premises or to assign this Lease without the prior written consent of Landlord, provided that: (i) the proposed subtenant or assignee has the financial strength to fulfill Tenant's obligations hereunder as demonstrated by appropriate financial information, (ii) such subtenant or assignee shall not be engaged in any business which involves the generation, storage or disposal of regulated hazardous substances or wastes, (iii) such subtenant or assignee will use and occupy its portions of the Premises with businesses that are generally compatible with the other tenants and occupants of the remaining part of the building in which the Premises forms a part, including, but not limited to office, warehouse and light assembly and distribution uses, and (iv) Tenant shall nevertheless continue to remain liable hereunder. In the event of an assignment, the assignee shall expressly assume all of the obligations of Tenant hereunder in a written instrument reasonably satisfactory to Landlord at the time of such assignment. In the event of a sublease, the sublessee shall agree in a written instrument reasonably satisfactory to Landlord to be bound by all of the applicable terms of this Lease. No assignment or sublease shall impose any obligations on Landlord or otherwise affect any of the rights of Landlord under this Lease nor shall it affect or reduce any of the obligations of Tenant hereunder, and all such obligations shall continue in full force and effect as obligations of Tenant as a principal and not as obligations of guarantor or surety to the same extent as though no assignment or subletting had been made.

                B. In the event of a sublease which results in an increased rental over the Base Rent, the amount of such increase shall be shared between Landlord and Tenant with [75%] to Landlord and [25%] to Tenant.

                C. Tenant shall also have the right, without Landlord's consent, to assign this Lease or sublet all or a part of the Premises to, or allow the Premises to be otherwise occupied by, any parent, subsidiary, affiliate, group, division or successor resulting from a merger of Tenant; provided, however that no such assignment or subletting shall be deemed to relieve Tenant of liability for the full and faithful performance of all of the terms and conditions on its part to be performed under this Lease.

        11. Tenant represents that it is not in default under any of the terms and provisions of the Lease or the Sublease as of the effective date hereof.

        12. The parties acknowledge that Lear Siegler, Inc. no longer has any interest whatsoever in the Lease, the Interim Sublease, the Sublease and any other agreement relating to the Premises or the Property (hereinafter referred to as the "Lease Documents") and further that Lear Siegler, Inc. is no longer a viable entity. In addition, Bogen Corporation no longer has any interest whatsoever in the Lease Documents. Ramsey 96, L.L.C. shall have a direct landlord/tenant relationship with Bogen Communications, Inc. notwithstanding any prior agreement in the Lease Documents to the contrary relating to subleasing or otherwise.

        13. This Agreement shall inure to the benefit of the parties hereto and their respective successors and proper assigns.

        14. This Agreement may be executed in any number of counterparts, all of which when taken together shall constitute one document.

        15. The facsimile signatures of any or all of the parties to this Agreement shall be binding upon the parties and shall have the same force and effect as if original signatures were affixed to such documents.

        The parties have executed this Agreement as of the date first written above.



                                        Landlord:

                                        Ramsey 96, L.L.C.
                                        By: Hampshire Management Company,
                                                Authorized Member


                                        By: /s/ Mark S. Rosen
                                           ----------------------------
                                           Name: Mark S. Rosen
                                           Title: Vice President


                                        Tenant:

                                        Bogen Communications, Inc.



                                        By: /s/ Michael P. Fleischer
                                           ----------------------------
                                           Name: Michael P. Fleischer
                                           Title: President