Form 10-Q
period 2001-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2001-05-14
CIK 908517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 2001
                                      --------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the transition period from ________ to ______.

                         COMMISSION FILE NUMBER: 0-22046
                                                 -------

                    Bogen Communications International, Inc.
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

            Delaware                                 38-3114641
------------------------------            -------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

   50 Spring Street, Ramsey, New Jersey                 07446
-------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)


                                   (201) 934-8500
------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


                (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes     X     No
                                                         ------        ------

As of May 4, 2001, 10,112,956 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                    BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                 AND SUBSIDIARIES

                                      INDEX


                                                                                                                    PAGE
                                                                                                                    ----

PART I.  FINANCIAL INFORMATION:

           Item 1.    Financial Statements

                      -    Consolidated Balance Sheets as of March 31, 2001
                           and December 31, 2000                                                                    3

                      -    Consolidated Statements of Operations for the three
                           months ended March 31, 2001 and 2000                                                     4

                      -    Consolidated Statement of Changes in Stockholders'
                           Equity for the three months ended March 31, 2001                                         5

                      -    Consolidated Statements of Cash Flows for the three
                           months ended March 31, 2001 and 2000                                                     6

                      -    Notes to Consolidated Financial Statements                                               7

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                    11

           Item 3.    Market Risk Discussion                                                                       13



PART II.  OTHER INFORMATION:

           Item 1.    Legal Proceedings                                                                            14
           Item 2.    Changes in Securities                                                                        14
           Item 3.    Defaults Upon Senior Securities                                                              14
           Item 4.    Submission of Matters to a Vote of Security Holders                                          14
           Item 5.    Other Information                                                                            14
           Item 6.    Exhibits and Reports on Form 8K                                                              14

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              MARCH  31,      DECEMBER 31,
                                                                                                2001             2000
                                                                                                ----             ----
                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $10,117          $12,158
Trade receivables (less allowance for doubtful accounts of $515
   and $557 at March 31, 2001, and December 31, 2000, respectively)                               7,099            7,433
Other receivables                                                                                   825              847
Inventories, net                                                                                 14,890           14,608
Prepaid expenses and other current assets                                                         1,114            1,063
Deferred income taxes                                                                             1,494            1,591
                                                                                               --------         --------
      TOTAL CURRENT ASSETS                                                                       35,539           37,700
                                                                                               --------         --------
Equipment and leasehold improvements, net                                                         4,299            4,299
Goodwill and intangible assets, net                                                              18,457           18,840
Other assets                                                                                        338              273
                                                                                               --------         --------
      TOTAL ASSETS                                                                              $58,633          $61,112
                                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements                                              $724           $1,201
Advances and notes payable to related parties                                                       115              124
Current maturities of capital lease obligations                                                     254              245
Accounts payable                                                                                  2,248            2,684
Accrued expenses                                                                                  3,142            3,428
Income taxes payable                                                                                 65              392
                                                                                               --------         --------
      TOTAL CURRENT LIABILITIES                                                                   6,548            8,074
                                                                                               --------         --------

Deferred income taxes                                                                               981            1,123
Capital lease obligations                                                                           215              288
   Minority interest                                                                                 75               80
 Other long-term liabilities                                                                         15                -
                                                                                               --------         --------
      TOTAL LIABILITIES                                                                           7,834            9,565
                                                                                               --------         --------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and
   Outstanding at March 31, 2001 or December 31, 2000                                                 -               -
Common stock - $.001par value; 50,000,000 shares authorized; 10,112,956 shares
   Issued and outstanding at March 31, 2001, and December 31, 2000                                   10               10
Additional Paid-in Capital                                                                       48,283           48,283
Retained earnings                                                                                 4,102            4,318
Accumulated other comprehensive loss                                                            (1,564)          (1,032)
Treasury stock at cost - 3,572 shares at March 31, 2001 as of December 31, 2000                    (32)             (32)
                                                                                               --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                                                50,799           51,547
                                                                                               --------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $58,633          $61,112
                                                                                               ========         ========


    See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2001             2000
                                                                 ----             ----

Net sales                                                  $     14,090     $     16,571
Cost of goods sold                                                7,041            8,672
                                                           ------------     ------------
   Gross profit                                                   7,049            7,899

Operating expenses:
   Research and development                                       1,303              866
   Selling, general and administrative                            6,114            6,136
   Amortization of goodwill and intangible assets                   275              242
                                                           ------------     ------------

Income (loss) from operations                                      (643)             655

Other (income) expenses:
   Interest income                                                 (148)              (9)
   Interest expense                                                  31               58
   Other income, net                                                (19)               -
                                                           ------------     ------------

Income (loss) before income taxes                                  (507)             606

Provision for (benefit from) income taxes                          (291)             304
                                                           ------------     ------------

Net income (loss)                                          $       (216)    $        302
                                                           =============    ============

Basic net income (loss) per common share                   $      (0.02)    $       0.04
                                                           =============    ============

Diluted net income (loss) per common share                 $      (0.02)    $       0.03
                                                           =============    ============

Weighted average number of common shares
   outstanding - Basic                                       10,112,956        7,091,399
                                                           =============    ============

Weighted average number of common shares
   Outstanding - Diluted                                     10,112,956        9,050,677
                                                           =============    ============


               See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                    COMMON STOCK                     RETAINED      ACCUMULATED
                                   ---------------      ADDITIONAL   EARNINGS         OTHER              TREASURY STOCK
                              NUMBER OF                  PAID-IN    (ACCUMULATED  COMPREHENSIVE    # OF
                               SHARES         AMOUNT     CAPITAL      DEFICIT)       INCOME        SHARES     AMOUNT       TOTAL
                            ------------    --------   -----------  -----------   -------------   -------     -------      ------
Balance at
  December 31, 2000          10,112,956      $   10     $ 48,283     $  4,318      $  (1,032)      3,572     $  (32)       $51,547

Comprehensive Income:
  Net income                         --          --           --         (216)            --          --         --            --
  Translation adjustments                                                               (532)         --         --            --
  Comprehensive income               --          --           --           --             --          --         --          (748)
                             ----------      ------      -------      -------       --------       -----        ----       ------

Balance at
  March 31, 2001             10,112,956      $   10     $ 48,283     $  4,102      $  (1,564)      3,572     $  (32)       $50,799
                             ==========       =====      =======      =======       ========       =====        ====        ======

      See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                           MARCH 31,        MARCH 31,
                                                                                             2001             2000
                                                                                         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $   (216)          $    302
Adjustments to reconcile net income to net cash used
  in operating activities:
     Depreciation and amortization                                                            432                399
     Amortization of goodwill and intangible assets                                           275                242
     Provisions for doubtful accounts and inventory obsolescence                               79                158
     Utilization of pre-acquisition NOL charged to goodwill                                    27                 17
     Deferred income taxes                                                                     (9)               (26)
Changes in operating assets and liabilities (net of effects from acquisitions):
     Accounts receivable                                                                       51                772

    Inventories                                                                              (563)            (1,899)
    Prepaid expenses and other current assets                                                 (75)              (111)
    Accounts payable and other current liabilities                                           (863)            (1,920)

    Other                                                                                    (113)               (47)
                                                                                         ----------         ----------
Net cash used in operating activities                                                        (975)            (2,113)
                                                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold improvements                                         (562)              (923)
    Acquisition of intangibles                                                                  -               (199)
                                                                                         ----------         ----------
    Net cash used in investing activities                                                    (562)            (1,122)
                                                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock and warrants                                            -              8,278
    Principal payments under capital lease obligations                                        (64)               (60)
    Decrease in borrowings under revolving credit agreements                                 (420)            (1,987)
                                                                                         ----------         ----------
Net cash (used in) provided by financing activities                                          (484)             6,231
                                                                                         ----------         ----------

    Effects of foreign exchange rate on cash                                                  (20)               (51)
                                                                                         ----------         ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (2,041)             2,945
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           12,158                792
                                                                                         ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 10,117           $  3,737
                                                                                         ==========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                               $     21           $    102
    Cash paid for income taxes                                                                228              1,408

     See accompanying notes to consolidated financial statements.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the "Company") as of December 31, 2000 has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K and is presented for comparative purposes. The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001, are unaudited. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain prior year balances have been reclassified to conform to the current year's presentation. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiary, Apogee Sound International, LLC ("Apogee"); the Company's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"); Speech Design's 67% owned subsidiary Satelco AG ("Satelco"); and Speech Design's wholly-owned subsidiaries: Speech Design (Israel), Ltd., and Digitronic Computersysteme GmbH ("Digitronic"). All significant inter-company balances and transactions have been eliminated in consolidation. The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.       REVENUE RECOGNITION
         -------------------

         Sales, net of expected returns, are recognized upon shipment. In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold. Consequently, the Company has reclassified such revenues and expense amounts for 2000, which were previously netted in selling, general, and administrative, to sales and cost of goods sold. As a result of this reclassification, sales were increased by $252 and cost of sales were increased by $565 for the three months ended March 31, 2000. There is no effect on operating income.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


4.       COMPREHENSIVE INCOME
         --------------------

         Comprehensive income has been calculated in accordance with the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company has determined total comprehensive income to be $(748) and $36 for the three months ended March 31, 2001 and 2000, respectively. The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

5.       SEGMENTS
         --------

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

         The following table presents information about the Company by segment area. Inter-segment revenues and transfers are not considered material:


                                                                                       BOGEN             SPEECH DESIGN
                                                                                       -----             -------------
         March 31, 2001:
           Revenue from external customers                                             $8,791                $5,299
           Operating profit (loss)                                                      (429)                    23

                                                                                       BOGEN             SPEECH DESIGN
                                                                                       -----             -------------

         March 31, 2000:
           Revenue from external customers                                            $11,606                $4,965
           Operating profit                                                               382                   504

         A reconciliation of reportable segment operating profit (loss) to the Company's consolidated totals for the quarter ended March 31, 2001 and 2000, are as follows:

                                .                                                           THREE MONTHS ENDED
                                                                                        MARCH 31,            MARCH 31,
                                                                                          2001                 2000
                                                                                          ----                 ----
         Operating profit (loss)
           Total operating profit (loss) for reportable segments                         $(406)                $886
           Other corporate expenses                                                       (237)                (231)
                                                                                        -------               ------
           Operating profit (loss)                                                       $(643)                $655
                                                                                        =======               ======

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method. As of March 31, 2001 and December 31, 2000, inventories are as follows:

                                                   MARCH 31,       DECEMBER 31,
                                                     2001             2000
                                                     ----             ----
               Raw materials and supplies          $ 4,170          $ 4,199
               Work in progress                        703              771
               Finished goods                       10,017            9,638
                                                    ------           ------
                        Total                      $14,890          $14,608
                                                    ======           ======

7.       INCOME PER SHARE
         ----------------

         Income per common share ("EPS") has been computed based upon FASB No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares, consisting of outstanding warrants and stock options, for the periods presented. At March 31, 2001, there were 1,233,315 options and 825,885 warrants outstanding. They are not included in the calculation of weighted-average shares outstanding because of their anti-dilutive effect.

8.       INCOME TAX
         ----------

         Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated. Income tax (benefit) expense for the first quarters of fiscal 2001 and 2000 differ from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided, the utilization of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has established a valuation allowance covering certain of its net deferred tax assets as of March 31, 2001 and December 31, 2000. The valuation allowance was established due to the uncertainty of the realization of these deferred tax assets. A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.       REVOLVING CREDIT AGREEMENTS
         ---------------------------

         On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the Facility") with KeyBank N.A., which matured on April 30, 2001. The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line. The Facility bore interest at either the bank's prime rate or, at the borrower's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The Company is currently negotiating with the bank to continue the Facility.

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         Speech Design has credit lines and overdraft facilities of approximately 9,100 DM (approximately $4.1 million) from seven banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a 15 million DM ($6.75 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

         As of March 31, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility. At March 31, 2001, Speech Design had short-term borrowings amounting to $724,000. The amounts available under Speech Design's credit lines were $3,366,000 at March 31, 2001, with rates tied to short-term bank notes and Euromarket loans. There were no borrowings under either acquisition credit facilities.

         As of March 31, 2001, and December 31, 2000, total outstanding lines of credit are summarized as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                               2001           2000
                                                                ----           ----
                  Domestic Lines of Credit Utilized          $    0          $    0
                  Foreign Lines of Credit Utilized              724           1,201
                                                                ---           -----
                           Total                             $  724          $1,201
                                                                ===           =====

10.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
         ---------------------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No., 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

         The Company does not purchase or hold derivative instruments for trading or speculative purposes. There were no contracts outstanding at March 31, 2001, or December 31, 2000, or for the period ended March 31, 2001.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------

The following discussion addresses the financial condition of the Company as of March 31, 2001, and the results of its operations for the three month period ended March 31, 2001, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to the Three Months Ended March 31, 2000

NET SALES
---------

     Net sales of $14,090,000 for the three months ended March 31, 2001, decreased 15% from the $16,571,000 recorded in the same period in 2000. Bogen's revenues declined 24.3%. All domestic product lines were affected, but decreases were most obvious in its Telco and Pro Audio product lines, which decreased $1,087,000 and $882,000, respectively, from 2000. Speech Design revenues, conversely, increased 6.7% in U.S. dollars from 2000. In local currency Speech Design revenues grew 14%; currency exchange fluctuation negatively impacted reported revenues.

    BOGEN (DOMESTIC)

     Bogen's Telco and Commercial Audio lines were negatively impacted by the current decline in the telecommunications market. Telco (U.S.) net sales in the first quarter of 2001 amounted to $3,436,000 compared to $4,523,000 in the same period in 2000, a decrease of 24.5%. Net sales of Commercial Audio products amounted to $2,069,000 in the first three months of 2001, a decrease of $297,000 (12.6%) from net sales of $2,366,000 of such products in the first quarter of 2000.

     Net sales of Pro Audio products, through Apogee, amounted to $1,056,000 in 2001, down 45.5% from the $1,938,000 recorded in 2000. The decrease is a result of reduced sales of existing products as compared to a particularly strong first quarter in 2000 and delays in releases of Apogee's new products. Net sales of the Engineered System line decreased $548,000 (19.7%) from $2,778,000 in the first quarter of 2000 to $2,230,000 in the same period this year.

    SPEECH DESIGN (FOREIGN)

     Speech Design's net sales in the first three months of 2001 amounted to $5,299,000 compared to $4,965,000 in the same period in 2000, an increase of $334,000. In Deutsche Marks ("DM"), net sales in 2001 increased to 11,313,000 DM, 1,453,000 DM over the 9,860,000 DM in 2000. The increase is attributable to significant growth (1,738,000 DM) in Speech Design's Unified Messaging services, offset slightly by a 3.2% decline, in DM, in its Telco products.

GROSS PROFIT
------------

     The Company's gross profit as a percentage of sales increased to 50% for the three months ended March 31, 2001, from 47.7% for the same period last year. Gross profit was $7,049,000 in 2001, a decrease of $850,000, or 10.8%, from $7,899,000 in 2000.

     Bogen's domestic gross profit as a percentage of sales increased to 43.4% in 2001 from 41.8% in 2000. This percentage increase is reflective of variances in Bogen's product line sales mix, indicated by the decrease in Pro Audio sales from Apogee, which traditionally obtains lower gross margins than core Bogen products, and certain cost efficiencies initiated in the latter part of 2000 and in early 2001. Gross profit declined from $4,854,000 in 2000 to $3,811,000 in 2001.

     Speech Design's gross profit increased to $3,238,000 in 2001 from $3,045,000 in 2000. Gross profit as a percentage of sales decreased marginally from 61.3% in 2000 to 61.1% in 2001.

RESEARCH AND DEVELOPMENT
------------------------

The Company's Research and Development ("R&D") programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,303,000, or 9.2 % of sales in the first quarter of 2001, compared to $866,000, or 5.2% of sales in the same period of 2000. The $437,000 increase primarily reflects the Company's investments in new and updated products, both domestic and foreign. Speech Design's increase in R&D expenses from 2000 to 2001 is primarily due to the continued investment in Unified Messaging platforms, both internally as well as for outside development fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general and administrative expenses ("SG&A") in the three months ended March 31, 2001,were level with the same period in 2000. SG&A expense was $6,114,000, or 43.4% of sales, in 2001 compared to $6,136,000, or 37% of sales, in 2000. Domestic SG&A costs were down primarily due to the decrease in sales and, in part, to lower administrative costs from cost reductions implemented in the second half of 2000. Foreign SG&A expenses increased, reflecting the continuing investment in the marketing of the Teleserver Pro and Unified Messaging platforms and costs associated with the expanded sales force to support the European Unified Messaging market and the PABX after-market. SG&A expenses also include approximately $35,000 for expense incurred in connection with the Company's ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

INTEREST INCOME AND EXPENSE
---------------------------

     Interest income was $148,000 in the first three months of 2001, an increase of $139,000 from $9,000 in the same period in 2000. The increase in interest income primarily reflects the Company's investment of net cash proceeds from the warrants exercised in the first half of 2000.

     Interest expense, was $31,000 in 2001, a decrease of $27,000, or 46.6%, from $58,000 in 2000. The decrease is primarily a result of the Company's overall reduced borrowing requirements on short-term credit lines.

INCOME TAXES
------------

     The Company received a tax benefit of $291,000 in the first quarter of 2001, a decrease of $595,000 from a $304,000 tax provision in the first quarter of 2000. Foreign taxes decreased $321,000, mainly as a result of the Company's ability to utilize certain foreign loss carry forwards. Domestic taxes decreased $274,000 from 2000 to 2001 primarily due to reduced income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the first quarter of 2001, cash utilization focused on current working capital requirements, pay-down of accounts payable and accrued expenses, current tax payments, and purchases of equipment.

     The Company's operating activities used $975,000 of net cash. The Company's net loss of $216,000 included net non-cash charges of $804,000, which were primarily depreciation and amortization expenses of $707,000 and increased accounts receivable and inventory obsolescence reserves of $79,000. Receivables decreased $51,000, inventory increased $563,000, prepaid expenses and other current assets increased $75,000, accounts payable decreased $863,000, and net increases in other operating assets and liabilities amounted to $113,000.

     Net cash expended for investing activities amounted to $562,000, exclusively for the fixed assets, including tooling costs and equipment.

     Net cash used for financing activities was $484,000. The Company paid down $420,000 of its existing lines of credit and $64,000 of capitalized lease obligations.

     As of March 31, 2001, the Company's total liabilities were $7,834,000, of which $6,548,000 is due and payable within one year.

     On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the Facility") with KeyBank N.A., which matured on April 30, 2001. The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line. The Facility bore interest at either the bank's prime rate or, at the borrower's option, LIBOR plus 125 to 200 basis points, based on certain financial conditions. The Company is currently negotiating with the bank to continue the Facility.

     Speech Design has credit lines and overdraft facilities of approximately 9,100,000 DM (approximately $4.1 million) from seven banks. Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory. During the third quarter of 1998, Speech Design secured a 15 million DM ($6.75 million) credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

     As of March 31, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility. At March 31, 2001, Speech Design had short-term borrowings amounting to $724,000. The amounts available under Speech Design's credit lines were $3,366,000 at March 31, 2001, with rates tied to short-term bank notes and Euromarket loans. There were no borrowings under either acquisition credit facilities.

     The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

ITEM 3.     MARKET RISK DISCUSSION
------      ----------------------

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company's German subsidiary, Speech Design. The Company's consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design's currency is the DM, Satelco's currency is the Swiss Franc, and Speech Design Israel's currency is the Israeli Shekel. All Speech Design subsidiaries' financial statements are first translated into DM, and then, Speech Design's consolidated financial statements are then translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the DM, and changes in the exchange rates between the DM and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for the purposes of reporting the Company's consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at March 31, 2001. During the quarter ending March 31, 2001, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management's discussion of market risk as reported on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------

The Company is not aware of any material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

ITEM 2.      CHANGES IN SECURITIES
------
             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
------
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
             Not applicable.

ITEM 5.      OTHER INFORMATION
------
             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------
             (a) The following exhibits are included herein:

                 Reports on Form 8-K

                 None

                                  EXHIBIT INDEX
                                  -------------


The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):


                  EXHIBIT
         NO.      DESCRIPTION
         ---      ------------
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

         4.6      Bogen Communications, International, Inc. 1996 Incentive Stock
                  Option Plan. (5)

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

         10.27 Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank
                  National Association. (9)

         10.28    Guarantor Pledge Agreement, dated April 21, 1998, by and
                  between Bogen Corporation and KeyBank National Association.
                  (9)

         10.29 Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National
                  Association. (9)

         10.30 Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank. (10)

         10.33    Amendment to Employment Agreement dated February 26, 1997
                  between the Company and Mr. Jonathon Guss. (11)

         10.34    Amendment to Employment Agreement dated February 26, 1997
                  between the Company and Mr. Michael Fleischer. (11)

         10.35    Bogen Communications International, Inc. Amended and
                  Restated Stock Incentive Plan (12)

         10.36 Amendment to premises lease between Ramsey 96, L.L.C. and Bogen Communications, Inc. dated July 31, 2000. (13)

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

                  7. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated November 25, 1997.

                  8. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated December 12, 1997.

                  9. Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated May 20, 1998.

                  10. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  11. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                  12. Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

                  13. Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BOGEN COMMUNICATIONS INTERNATIONAL, INC.
                                      (Registrant)

Date:    May 14, 2001                 By:      /s/  Michael P. Fleischer
                                              ---------------------------
                                              Name:  Michael P. Fleischer
                                              Title:    President



Date:    May 14, 2001                  By:     /s/     Maureen A. Flotard
                                              ---------------------------
                                              Name:    Maureen A. Flotard
                                             Title:    Chief Financial Officer
                                                       (Principal Financial and Accounting Officer)