Form 10-Q
period 2001-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2001-08-09
CIK 908517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number:  0-22046

Bogen Communications International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3114641

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

50 Spring Street, Ramsey, New Jersey	07446

(Address of principal executive offices)	(Zip Code)

(201) 934-8500

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒   No  ☐

As of August 3, 2001, 10,112,956 shares of the registrant's common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share and Per Share Amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,566	$12,158
Trade receivables (less allowance for doubtful accounts of $509 and $557at June 30, 2001, and December 31, 2000, respectively)	7,632	7,433
Other receivables	888	847
Inventories, net	14,443	14,608
Prepaid expenses and other current assets	1,037	1,063
Deferred income taxes	1,646	1,591

TOTAL CURRENT ASSETS	37,212	37,700

Equipment and leasehold improvements, net	4,084	4,299
Goodwill and intangible assets, net	18,102	18,840
Other assets	337	273

TOTAL ASSETS	$59,735	$61,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$256	$1,201
Advances and notes payable to related parties	112	124
Current maturities of capital lease obligations	256	245
Accounts payable	2,423	2,684
Accrued expenses	3,741	3,428
Income taxes payable	444	392

TOTAL CURRENT LIABILITIES	7,232	8,074

Deferred income taxes	963	1,123
Capital lease obligations	147	288
Minority interest	72	80
Other long-term liabilities	26	-

TOTAL LIABILITIES	8,440	9,565

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2001 or December 31, 2000	-	-
Common stock - $.001par value; 50,000,000 shares authorized; 10,112,956 shares issued and outstanding at June 30, 2001, and December 31, 2000	10	10
Additional paid-in-capital	48,283	48,283
Retained earnings	4,778	4,318
Accumulated other comprehensive loss	(1,744)	(1,032)
Treasury stock at cost - 3,572 shares at June 30, 2001, and December 31, 2000	(32)	(32)

TOTAL STOCKHOLDERS' EQUITY	51,295	51,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,735	$61,112

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$15,792	$17,072	$29,638	$33,335
Cost of goods sold	8,393	9,081	15,434	17,754

Gross profit	7,399	7,991	14,204	15,581

Operating expenses:
Research and development	832	900	2,135	1,766
Selling, general and administrative	5,309	5,264	11,179	11,091
Amortization of goodwill and intangible assets	275	237	550	479

Income from operations	983	1,590	340	2,245

Other (income) expenses:
Interest income	(119)	(132)	(267)	(141)
Interest expense	28	7	59	65
Other (income) expense, net	(18)	21	(37)	21

Income before provision for income taxes	1,092	1,694	585	2,300

Provision for income taxes	416	822	125	1,126

Net income	$676	$872	$460	$1,174

Basic net income per common share	$0.07	$0.09	$0.05	$0.14

Diluted net income per common share	$0.07	$0.09	$0.05	$0.13

Weighted average number of commonshares outstanding-Basic	10,112,956	9,455,436	10,112,956	8,273,418

Weighted average number of commonshares outstanding-Diluted	10,112,956	9,885,679	10,112,956	9,241,281

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

			Additional Paid-InCapital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount
								Total

Balance at January 1, 2001	10,112,956	$10	$48,283	$4,318	$(1,032)	3,572	(32)	$51,547

Comprehensive income:
Net income	-	-	-	460	-	-	-
Translation adjustments	-	-	-	-	(712)	-	-
Comprehensive income	-	-	-	-	-	-	-	(252)

Balance at June 30, 2001	10,112,956	$10	$48,283	$4,778	$(1,744)	3,572	$(32)	$51,295

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460	$1,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	859	821
Amortization of goodwill and intangible assets	550	479
Provisions for doubtful accounts and inventory obsolescence	190	287
Deferred income taxes	(144)	(54)
Change in operating assets and liabilities (net of effects from acquisitions):
Receivables	(716)	(1,812)
Inventories	(245)	(3,829)
Prepaid expenses and other current assets	(11)	(130)
Accounts payable and accrued expenses	413	(2,118)
Other	(146)	(162)

Net cash provided by (used in) operating activities	1,210	(5,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(749)	(1,351)
Acquisition of intangibles	-	(274)

Net cash used in investing activities	(749)	(1,625)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	-	17,817
Principal payments under capital lease obligations	(125)	(111)
Decrease in borrowings under revolving credit agreements	(881)	(1,112)

Net cash (used in) provided by financing activities	(1,006)	16,594

Effects of foreign exchange rate on cash	(47)	69

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(592)	9,694
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,158	792

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,566	$10,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$54	$101
Cash paid for income taxes	326	2,119

NON-CASH FINANCING ACTIVITIES:
Capital lease obligations related to new office equipment	-	56

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

1.          Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2001, are unaudited.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.          Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc.  (“BCI”); BCI’s wholly-owned subsidiary,  Apogee Sound International, LLC (“Apogee”); the Company’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”);  Speech Design’s 67% owned subsidiary Satelco AG (“Satelco”); and Speech Design’s wholly-owned subsidiaries:  Speech Design (Israel), Ltd., and Digitronic Computersysteme GmbH (“Digitronic”).  All significant inter-company balances and transactions have been eliminated in consolidation.  The ownership interest of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.          Revenue Recognition

Sales, net of expected returns, are recognized upon shipment.  In 2000, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (EITF), Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.  Consequently, the Company has reclassified such revenues and expense amounts for 2000, which were previously netted in selling, general, and administrative, to sales and cost of goods sold.  As a result of this reclassification, sales were increased by $252 and $505, respectively, and cost of sales were increased by $565 and $1,131, respectively, for the three and six months ended June 30, 2000.  There is no effect on operating income.

In June 2001, the Company adopted EITF Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classifies customer rebates as a reduction of sales; and Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses for 2000 and retroactive to the first quarter of 2001 which were previously classified in selling, general, and administrative to sales.  As a result of this reclassification, sales were decreased by $402 and $711, respectively, for the three and six months ended June 30, 2000.  There is no effect of operating income.

4.          Comprehensive Income

The Company has determined total comprehensive income (loss) to be $496 and $(252) for the three and six months ended June 30, 2001, respectively, and total comprehensive income to be $909 and $945 for the three and six months ended June 30, 2000, respectively.  The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

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

The following table presents information about the Company by segment area.  Inter-segment revenues and transfers are not considered material:
Six Months Ended	June 30, 2001		June 30, 2000

	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$19,754	$9,884	$23,860	$9,475
Operating profit	682	105	1,733	959

Three Months Ended	June 30, 2001		June 30, 2000

	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$11,041	$4,751	$12,383	$4,689
Operating profit	1,111	82	1,351	455

A reconciliation of reportable segment operating profit to the Company’s consolidated totals for the three and six months ended June 30, 2001 and 2000, is as follows:
	Three Months Ended		Six Month Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Operating profit
Total operating profit for reportable segments	1,193	$1,806	$787	$2,692
Other corporate expenses	(210)	(216)	(447)	(447)

Operating profit	$983	$1,590	$340	$2,245

6.          Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

As of June 30, 2001 and December 31, 2000, inventories are as follows:
	June 30, 2001	December 31, 2000

Raw materials and supplies	$4,112	$4,199
Work in progress	725	771
Finished goods	9,606	9,638

Total	$14,443	$14,608

7.          Income Per Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares, consisting of outstanding warrants and stock options, for the periods presented.  At June 30, 2001, there were 1,228,975 options and 825,885 warrants outstanding.  They are not included in the calculation of weighted-average shares outstanding because of their anti-dilutive effect.

8.          Income Tax

Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated.  Income tax expense for the first halves of fiscal 2001 and 2000 differ from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided, the utilization of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established a valuation allowance covering certain of its net deferred tax assets as of June 30, 2001, and December 31, 2000.  The valuation allowance was established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.          Goodwill

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated After June 30, 2001. and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized until January 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent, an indication exists that the goodwill may be impaired, the Company must measure the important loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Based on current goodwill balances, the Company will have approximately $15,970 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

Amortization expense related to goodwill was approximately $841 and $412 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Other than prospective non-amortization of goodwill, the Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on its revenue, operating results or liquidity.

10.        Revolving Credit Agreements

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

Speech Design has credit lines and overdraft facilities of approximately 9,100 DM (approximately $4.0 million) from seven banks.  Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory.  Speech Design has a 15 million DM ($6.5 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

As of June 30, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility.  At June 30, 2001, Speech Design had short-term borrowings amounting to $256.  The amounts available under Speech Design’s credit lines were approximately $3.7 million at June 30, 2001, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either acquisition credit facilities.

As of June 30, 2001, and December 31, 2000, total outstanding lines of credit are summarized as follows:
	June 30, 2001	December 31, 2001

Domestic Lines of Credit Utilized	$0	$0
Foreign Lines of Credit Utilized	256	1,201

Total	$256	$1,201

11.        Derivative Instruments and Hedging Activities

In June 1998, the  Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  SFAS No., 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

The Company does not purchase or hold derivative instruments for trading or speculative purposes.  There were no contracts outstanding at June 30, 2001, or December 31, 2000, or for the period ending June 30, 2001.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries, (collectively the “Company”), and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company’s products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors, including the recurrence of instability in Asia which may adversely affect the Company’s suppliers and subcontractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s internal systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001, compared to the same periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2000, included in the Company’s 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Three Months Ended June 30, 2001, Compared to the Three Months Ended June 30, 2000

Net Sales

             Net sales were $15,792,000 for the three months ended June 30, 2001, a decrease of 7.5% from the $17,072,000 recorded in the same period in 2000.  Bogen's revenues declined 10.8%.  Domestic product lines most affected were its Telco and Engineered Systems product lines, which decreased  $910,000 and $467,000, respectively, from 2000.  Speech Design revenues, conversely, increased 1.3% in U.S. dollars from 2000.  In local currency, Speech Design revenues grew 8.4%; currency exchange fluctuation negatively impacted reported revenues.

Bogen (domestic)

             Bogen’s Telco and Commercial Audio lines continue to be affected by the decline in the telecommunications market.  Telco (U.S.) net sales in the second quarter of 2001 amounted to $3,581,000 compared to $4,491,000 in the same period in 2000, a decrease of 20.3%.  Net sales of Commercial Audio products amounted to $2,556,000 in the second quarter of 2001, a minimal increase of $14,000 from net sales of $2,542,000 of such products in the second quarter of 2000.

             Net sales of Pro Audio products, through Apogee, amounted to $1,711,000 in 2001, up 1.3% from the $1,690,000 recorded in 2000.  Net sales of the Engineered System line decreased 12.8% from $3,660,000 in the second quarter of 2000 to $3,193,000 in the same period this year.

Speech Design (foreign)

             Speech Design’s net sales in the second quarter of 2001 amounted to $4,751,000 compared to $4,689,000 in the same period in 2000, an increase of $62,000.  In Deutsche Marks (“DM”), net sales in 2001 increased to 10,653,000 DM; 824,000 DM over the 9,829,000 DM in 2000.  The increase is attributable to significant growth (2,905,000 DM) in Speech Design’s Unified Messaging services, offset by a 2,081,000 DM (22.2%) decline in its Telco products.

Gross Profit

             The Company's gross profit as a percentage of sales increased to 46.9% for the three months ended June 30, 2001, from 46.8% for the same period last year.  Gross profit was $7,399,000 in 2001, a decrease of $592,000, or 7.4%, from $7,991,000 in 2000.

             Bogen's domestic gross profit as a percentage of sales increased to 43.6% in 2001 from 43.2% in 2000.  This percentage increase is reflective of variances in Bogen’s product line sales mix and certain cost efficiencies initiated in the latter part of 2000 and in early 2001.  Gross profit declined from $5,350,000 in 2000 to $4,809,000 in 2001.

             Speech Design's gross profit decreased to $2,590,000 in 2001 from $2,641,000 in 2000.  Gross profit as a percentage of sales decreased from 56.3% in 2000 to 54.5% in 2001.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $832,000, or 5.3% of sales in the second quarter of 2001, compared to $900,000, or 5.3% of sales in the same period of 2000, a $68,000 decrease.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses ("SG&A") in the three months ended June 30, 2001, were level with the same period in 2000.  SG&A expense was $5,309,000, or 33.6% of sales, in 2001 compared to $5,264,000, or 30.8% of sales, in 2000.  Domestic SG&A costs were down due to the decrease in revenues and the positive impact of cost reductions implemented in the second half of 2000 and the first half of 2001 which lowered fixed and discretionary expenses in the selling and administrative cost centers.  Foreign SG&A expenses increased, reflecting the continuing investment in the marketing of the Teleserver Pro and Unified Messaging platforms and costs associated with the expanded sales force to support the European Unified Messaging market and the PABX after-market.

Interest Income and Expense

             Interest income was $119,000 in the three months ended June 30, 2001, a decrease of $13,000 from $132,000 in the same period in 2000.  The decrease in interest income is due to lower interest rates on invested cash.

             Interest expense was $28,000 in 2001, an increase of $21,000 from $7,000 in 2000.

Income Taxes

             The Company’s tax provision was $416,000 for the second quarter of 2001, a decrease of $406,000 from the $822,000 tax provision in the second quarter of 2000.  Foreign taxes decreased $303,000, mainly as a result of the Company’s ability to utilize certain foreign loss carry forwards.  Domestic taxes decreased $103,000 from 2000 to 2001 primarily due to reduced income.

Results of Operations

Six Months Ended June 30, 2001, Compared to the Six Months Ended June 30, 2000

Net Sales

             Net sales of $29,638,000 for the six months ended June 30, 2001, decreased 11.1% from the $33,335,000 recorded in the same period in 2000.  Bogen's revenues declined 17.2%.  All domestic product lines were affected, but decreases were most obvious in its Telco and Engineered Systems product lines, which decreased  $1,946,000 and $1,016,000, respectively, from 2000.  Speech Design revenues, conversely, increased 4.3% in U.S. dollars from 2000.  In local currency Speech Design revenues grew 11.8%; currency exchange fluctuation negatively impacted reported revenues.

Bogen (domestic)

             Bogen’s Telco and Commercial Audio lines have been negatively impacted by the  decline in the telecommunications market.  Telco (U.S.) net sales in the first half of 2001 amounted to $6,945,000 compared to $8,891,000 in the same period in 2000, a decrease of 21.9%.  Net sales of Commercial Audio products amounted to $4,618,000 in the first half of 2001, a decrease of $285,000 (5.8%) from net sales of $4,903,000 of such products in the first quarter of 2000.

             Net sales of Pro Audio products, through Apogee, amounted to $2,767,000 in 2001, down 23.7% from the $3,626,000 recorded in 2000.  The decrease is a result of reduced sales of existing products as compared to a particularly strong first quarter in 2000 .  Net sales of the Engineered System line decreased 15.8% from $6,440,000 in the first half of 2000 to $5,424,000 in the same period this year.

Speech Design (foreign)

             Speech Design’s net sales in the first half of 2001 amounted to $9,884,000 compared to $9,475,000 in the same period in 2000, an increase of $409,000.  In Deutsche Marks (“DM”), net sales in 2001 increased to 21,612,000 DM; 2,279,000 DM over the 19,333,000 DM in 2000.  The increase is attributable to significant growth (4,643,000 DM) in Speech Design’s Unified Messaging services, offset by a  2,364,000 DM (12.9%) decline in its Telco products.

Gross Profit

             The Company's gross profit as a percentage of sales increased to 47.9% for the first six months ended June 30, 2001, from 46.7% for the same period last year.  Gross profit was $14,204,000 in 2001, a decrease of  $1,377,000, or 8.8%, from $15,581,000 in 2000.

             Bogen's domestic gross profit as a percentage of sales increased to 43.2% in 2001 from 42.2% in 2000.  This percentage increase is reflective of year-over-year variances in Bogen’s product line sales mix, indicated by the decrease in Pro Audio sales from Apogee, which traditionally obtains lower gross margins than core Bogen products, and certain cost efficiencies initiated in the latter part of 2000 and in early 2001.  Gross profit declined from $10,074,000 in 2000 to $8,542,000 in 2001.

             Speech Design's gross profit increased to $5,662,000 in 2001 from $5,507,000 in 2000.  Gross profit as a percentage of sales decreased from 58.1% in 2000 to 57.3% in 2001.

Research and Development

             The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner.             R&D expense was $2,135,000, or 7.2% of sales in the first six months of 2001, compared to $1,766,000, or 5.3% of sales in the same period of 2000.  The $369,000 increase primarily reflects the Company’s investments in new and updated products, both domestic and foreign.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses ("SG&A") in the six months ended June 30, 2001, were  flat compared to the same period in 2000.  SG&A expense was $11,179,000, or 37.7% of sales, in 2001 compared to $11,091,000, or 33.3% of sales, in 2000.  Domestic SG&A costs were down primarily due to the decrease in sales and, in part, to lower administrative costs from cost reductions implemented over the last twelve months.  Foreign SG&A expenses increased, reflecting the continuing investment in the marketing of the Teleserver Pro and Unified Messaging platforms and costs associated with the expanded sales force to support the European Unified Messaging market and the PABX after-market. SG&A expenses also include approximately $35,000 for expense incurred in connection with the Company’s ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

Interest Income and Expense

             Interest income was $267,000 in the first six months of 2001, an increase of $126,000 from $141,000 in the same period in 2000.  The increase in interest income primarily reflects the Company’s investment of net cash proceeds from the warrants exercised in the first half of 2000.

Interest expense was $59,000 in 2001, a decrease of $6,000 from $65,000 in 2000.

Income Taxes

             The Company recorded a tax provision of $125,000 in the first six months of 2001, a decrease of $1,001,000 from a $1,126,000 tax provision in the first half of 2000.  Foreign taxes decreased $624,000, mainly as a result of the Company’s ability to utilize certain foreign loss carry forwards.  Domestic taxes decreased $377,000 from 2000 to 2001 primarily due to reduced income.

Liquidity and Capital Resources

             During the six months ended 2001, cash utilization focused on current working capital requirements, pay-down of accounts payable and accrued expenses, current tax payments, and purchases of equipment.

             The Company's operating activities provided $1,210,000 of net cash.  The Company's net income of $460,000 included net non-cash charges of $1,455,000, which were primarily depreciation and amortization expenses of $1,409,000 and increased accounts receivable and inventory obsolescence reserves of $190,000.  Receivables increased $716,000, inventory increased $245,000, prepaid expenses and other current assets increased $11,000, accounts payable increased $413,000, and net increases in other operating assets and liabilities amounted to $146,000.

             Net cash expended for investing activities amounted to $749,000, exclusively for the fixed assets, including tooling costs and equipment.

             Net cash used for financing activities was $1,006,000.  The Company paid down $881,000 of its existing lines of credit and $125,000 of capitalized lease obligations.

             As of June 30, 2001, the Company's total liabilities were $8,440,000, of which $7,232,000 is due and payable within one year.

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

             Speech Design has credit lines and overdraft facilities of approximately 9,100,000 DM (approximately $4.0 million) from seven banks.  Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory.  Speech Design has a 15 million DM ($6.5 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

             As of June 30, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility.  At June 30, 2001, Speech Design had short-term borrowings amounting to $256,000.  The amounts available under Speech Design’s credit lines were approximately $3.7 million at June 30, 2001, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either acquisition credit facilities.

             The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

ITEM 3.            MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company’s German subsidiary, Speech Design.  The Company’s consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design’s currency is the DM, Satelco’s currency is the Swiss Franc, and Speech Design Israel’s currency is the Israeli Shekel.  All Speech Design subsidiaries’ financial statements are first translated into DM, and then, Speech Design’s consolidated financial statements are then translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the DM, and changes in the exchange rates between the DM and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for the purposes of reporting the Company’s consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at June 30, 2001.  During the quarter ending June 30, 2001, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2001, the Company held its annual shareholders meeting.  At the meeting, the following matters were approved by the shareholders by the following votes:

             1.          Election of Directors:
	For	Withheld

Yoav Stern	8,380,444	19,750
Jeffrey E. Schwarz	8,380,444	19,750
Zivi R. Nedivi	8,380,324	19,870
Kasimir Arciszewski	8,380,394	19,800

2.          Ratification of appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2001:
For	Against	Abstain

8,397,544	2,100	550

ITEM 5.          OTHER INFORMATION

             Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

Reports on Form 8-K

None

EXHIBIT INDEX

The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

No.	Exhibit Description

3.1	Certificate of Incorporation. (1)
3.2	By-laws. (1)
3.3	Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995. (2)
3.4	Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995. (3)
4.1	Form of Common Stock Certificate. (1)
4.6	Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)
10.1	Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)
10.2	Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. (6)
10.7	Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)
10.8	Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)
10.9	Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)
10.10	Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)
10.11	Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC. (7)
10.12	Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC. (7)
10.14	Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc. (8)
10.15	Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC. (8)
10.17	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski. (9)
10.18	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler. (10)
10.19	Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association. (9)
10.20	Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (9)
10.22	Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association. (9)
10.23	Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association. (9)
10.24	Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association. (9)
10.25	Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association. (9)
10.26	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)
10.27	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)
10.28	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association. (9)
10.29	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (9)
10.30	Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank. (10)
10.33	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathon Guss. (11)
10.34	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer. (11)
10.35	Bogen Communications International, Inc. Amended and Restated Stock Incentive Plan. (12)
10.36	Amendment to premises lease between Ramsey 96, L.L.C. and Bogen Communications, Inc. dated July 31, 2000. (13)

1.	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-65294), dated October 7, 1993.
2.	Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
3.	Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
4.	Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated August 21, 1995.
5.	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-21245) dated February 4, 1997.
6.	Incorporated by reference to the Exhibits to the Company’s Annual report on Form 10-K for the year ended December 31, 1996.
7.	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, dated November 25, 1997.
8.	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, dated December 12, 1997.
9.	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated May 20, 1998.
10.	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
11.	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
12.	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
13.	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, (INC. Registrant)

Date:	August 9, 2001	By:	/s/	Michael P. Fleischer

				Name:	Michael P. Fleischer
				Title:	President

Date:	August 9, 2001	By:	/s/	Maureen A. Flotard

				Name:	Maureen A. Flotard
				Title:	Chief Financial Officer(Principal Financial and Accounting Officer)