Form 10-Q
period 2001-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2001-11-13
CIK 908517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒    No    ☐

As of November 5, 2001, 10,112,956 shares of the registrant's common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share and Per Share Amounts)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,083	$12,158
Trade receivables (less allowance for doubtful accounts of $596 and $557 at September 30, 2001, and December 31, 2000, respectively)	7,541	7,433
Other receivables	707	847
Inventories, net	13,076	14,608
Prepaid expenses and other current assets	465	1,063
Deferred income taxes	1,555	1,591
TOTAL CURRENT ASSETS	38,427	37,700

Equipment and leasehold improvements, net	4,104	4,299
Goodwill and intangible assets, net	17,849	18,840
Other assets	304	273

TOTAL ASSETS	$60,684	$61,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$131	$1,201
Advances and notes payable to related parties	120	124
Current maturities of capital lease obligations	262	245
Accounts payable	2,014	2,684
Accrued expenses	3,859	3,428
Income taxes payable	870	392
TOTAL CURRENT LIABILITIES	7,256	8,074

Deferred income taxes	926	1,123
Capital lease obligations	80	288
Minority interest	293	80
Other long-term liabilities	37	-
TOTAL LIABILITIES	8,592	9,565

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2001 or December 31, 2000	-	-
Common stock - $.001par value; 50,000,000 shares authorized; 10,112,956 shares issued and outstanding at September 30, 2001, and December 31, 2000	10	10
Additional paid-in-capital	48,732	48,283
Retained earnings	4,546	4,318
Accumulated other comprehensive loss	(1,164)	(1,032)
Treasury stock at cost - 3,572 shares at September 30, 2001, and December 31, 2000	(32)	(32)
TOTAL STOCKHOLDERS' EQUITY	52,092	51,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,684	$61,112

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Net sales	$15,213	$16,929	$44,851	$50,264
Cost of goods sold	7,990	8,454	23,424	26,208
Gross profit	7,223	8,475	21,427	24,056

Operating expenses:
Research and development	1,065	530	3,200	2,296
Selling, general and administrative	5,935	5,867	17,114	16,958
Amortization of goodwill and intangible assets	274	235	824	714
Income (loss) from operations	(51)	1,843	289	4,088

Other (income) expenses:
Interest income	(103)	(153)	(370)	(294)
Interest expense	30	56	89	121
Other (income) expense, net	(19)	(50)	(56)	(29)
Income before provision for income taxes	41	1,990	626	4,290

Provision for income taxes	273	860	398	1,986

Net income (loss)	$(232)	$1,130	$228	$2,304

Basic net income (loss) per common share	$(0.02)	$0.11	$0.02	$0.26

Diluted net income (loss) per common share	$(0.02)	$0.11	$0.02	$0.25

Weighted average number of common shares outstanding-Basic	10,112,956	10,040,409	10,112,956	8,866,714

Weighted average number of common shares outstanding-Diluted	10,112,956	10,170,004	10,112,956	9,381,388

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

				Retained Earnings / (Accumulated	Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of		Paid-In		Comprehensive	Number of
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Total
Balance at January 1, 2001	10,112,956	$10	$48,283	$4,318	$(1,032)	3,572	$(32)	$51,547

Sale of subsidiary common stock			449					449
Comprehensive income:
Net income	-	-	-	228	-	-	-
Translation adjustments	-	-	-	-	(132)	-	-
Comprehensive income	-	-	-	-	-	-	-	96

Balance at September 30, 2001	10,112,956	$10	$48,732	$4,546	$(1,164)	3,572	$(32)	$52,092

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228	$2,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,276	1,204
Amortization of goodwill and intangible assets	824	714
Provisions for doubtful accounts and inventory obsolescence	371	383
Deferred income taxes	(27)	(80)
Change in operating assets and liabilities (net of effects from acquisitions):
Receivables	(301)	(1,295)
Inventories	1,228	(5,525)
Prepaid expenses and other current assets	567	(535)
Accounts payable and accrued expenses	366	(2,093)
Other	(61)	(178)
Net cash provided by (used in) operating activities	4,471	(5,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(1,032)	(1,725)
Acquisition of intangibles	-	(313)
Net cash used in investing activities	(1,032)	(2,038)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	-	18,033
Net proceeds from sale of subsidiary common stock	674	-
Principal payments under capital lease obligations	(188)	(178)
Decrease in borrowings under revolving credit agreements	(1,016)	(1,565)
Net cash (used in) provided by financing activities	(530)	16,290

Effects of foreign exchange rate on cash	16	80

INCREASE IN CASH AND CASH EQUIVALENTS	2,925	9,231
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,158	792

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,083	$10,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$79	$135
Cash paid for income taxes	364	2,448

NON-CASH FINANCING ACTIVITIES:
Capital lease obligations related to new office equipment	-	59

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2000, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, and the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2001, are unaudited.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.             Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly owned subsidiary, Bogen Communications, Inc.  (“BCI”); BCI’s wholly-owned subsidiary, Apogee Sound International, LLC (“Apogee”); the Company’s 98% owned subsidiary, Speech Design International Inc. (“SDI”); SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); Speech Design’s 67% owned subsidiary Satelco AG (“Satelco”); and Speech Design’s wholly-owned subsidiaries: Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”) (formerly Digitronic Computersysteme GmbH).  All significant inter-company balances and transactions have been eliminated in consolidation.  The ownership interest of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.             Revenue Recognition

Sales are recognized upon shipment.  In 2000, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF), Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.  Consequently, the Company has reclassified such revenues and expense amounts for 2000, which were previously netted in selling, general, and administrative, to sales and cost of goods sold.  As a result of this reclassification, sales were increased by $252 and $757, respectively, and cost of sales were increased by $565 and $1,696, respectively, for the three and nine months ended September 30, 2000.  There is no effect on operating income.

In June 2001, the Company adopted EITF Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classifies customer rebates as a reduction of sales; and Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses for 2000 and retroactive to the first quarter of 2001 that were previously classified in selling, general, and administrative to sales.  As a result of this reclassification, sales were decreased by an immaterial amount for the three months ended September 30, 2000, and $582 for the nine months ended September 30, 2000.  There is no effect on operating income.

4.             Comprehensive Income

The Company has determined total comprehensive income to be $348 and $96 for the three and nine months ended September 30, 2001, respectively, and total comprehensive income to be $674 and $1,619 for the three and nine months ended September 30, 2000, respectively.  The Company's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

5.             Segments

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign).  The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunications peripherals.  The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the European voice processing and Unified Messaging markets.

The following table presents information about the Company by segment area.  Inter-segment revenues and transfers are not considered material:

Three Months Ended	September 30, 2001		September 30, 2000
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$11,316	$3,897	$12,242	$4,687
Operating profit (loss)	1,362	(654)	1,491	559

Nine Months Ended	September 30, 2001		September 30, 2000
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$31,070	$13,781	$36,102	$14,162
Operating profit (loss)	2,044	(549)	3,224	1,518

A reconciliation of reportable segment operating profit to the Company’s consolidated totals for the three and nine months ended September 30, 2001 and 2000, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Operating profit:
Total operating profit for reportable segments	$708	$2,050	$1,495	$4,742
Other corporate expenses	(759)	(207)	(1,206)	(654)
Operating profit (loss)	$(51)	$1,843	$289	$4,088

6.             Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.

As of September 30, 2001 and December 31, 2000, inventories are as follows:

	September 30,	December 31,
	2001	2000
Raw materials and supplies	$3,716	$4,199
Work in progress	739	771
Finished goods	8,621	9,638
Total	$13,076	$14,608

7.             Income Per Share

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and all potential common shares, consisting of outstanding warrants and stock options, for the periods presented.  At September 30, 2001, there were 1,228,435 options and 825,885 warrants outstanding.  They are not included in the calculation of weighted-average shares outstanding because of their anti-dilutive effect.

8.             Income Tax

Domestic and foreign earnings before taxes on income from operations include income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income is generated.  Income tax expense for the first nine months of fiscal 2001 and 2000 differs from the amount computed by applying the U.S. federal statutory rates due to higher tax rates in Europe for which no U.S. tax benefit has been provided, offset by the utilization of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established a valuation allowance covering certain of its net deferred tax assets as of September 30, 2001, and December 31, 2000.  The valuation allowance was established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.             Goodwill

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized until the Company’s adoption of SFAS No. 142 on January 1, 2002.  In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Based on current goodwill balances, the Company will have approximately $15,970 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

Amortization expense related to goodwill was approximately $841 and $618 for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Other than prospective non-amortization of goodwill, the Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on its revenue, operating results or liquidity.

10.           Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27 million credit facility (the “Facility") with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“The Agreement”), under which the working capital line was reduced to $5 million and the parties agreed to an unsecured $20 million line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met, of which the Company was in compliance as of September 30, 2001.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.

Speech Design has credit lines and overdraft facilities of approximately 8,600 Deutsche Marks (“DM”)(approximately $4.0 million) from seven banks.  Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory.  Speech Design has a 15 million DM ($7.0 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

As of September 30, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility.  At September 30, 2001, Speech Design had short-term borrowings amounting to $131,000.  The amounts available under Speech Design’s credit lines were approximately $3.9   million at September 30, 2001, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either acquisition credit facilities.

As of September 30, 2001, and December 31, 2000, total outstanding lines of credit are summarized as follows:

	September 30,	December 31,
	2001	2000
Domestic Lines of Credit Utilized	$0	$0
Foreign Lines of Credit Utilized	131	1,201
Total	$131	$1,201

11.           Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  SFAS No., 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

The Company does not purchase or hold derivative instruments for trading or speculative purposes.  There were no contracts outstanding at September 30, 2001, or December 31, 2000, or for the period ending September 30, 2001.

12.           Minority Investment

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, pursuant to which T-Venture purchased from SDI newly-issued common stock representing 2% of SDI’s capital stock.  SDI was newly-formed in September 2001 as a Company subsidiary and now holds all equity in Speech Design, the Company’s European operation. The purchase price for the SDI common stock minority holding was approximately 842,000 Euros, about $765,000.  T-Venture also received a warrant to purchase another approximately 2% of SDI shares at prices which, if SDI becomes separately publicly traded, would be established at a discount to initial public market prices.  Separately, T-Venture signed a marketing agreement entitling it to receive 1% of SDI stock if T-Venture assists Speech Design in attaining certain Unified Messaging sales objectives.

13.           Subsequent Event – “Dutch Auction” Tender Offer

On October 25, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1.5 million shares of its common stock in a modified “Dutch Auction” tender offer at a price between $2.50 and $3.00 per share.  The $3.00 maximum offer price represents a 20% premium over the October 24, 2001, closing price of $2.50.  The offer commenced on November 5, 2001, and will continue through December 4, 2001, unless extended by the Company.  Shareholders will have the opportunity to tender some or all of their shares at a price between $2.50 and $3.00 per share.  Based on the tenders received, the Company will determine the lowest per share price within the range that will allow it to buy 1,500,000 shares, or such lesser number of shares that are properly tendered.  Shareholders of odd lots may be given preference by the Company.  Shareholders whose shares are purchased in the offer will receive cash after the expiration of the offer period.  Shares not purchased will be returned to the tendering shareholder.

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of September 30, 2001, and the results of its operations for the three and nine-month periods ended September 30, 2001, compared to the same periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2000, included in the Company’s 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Three Months Ended September 30, 2001, Compared to the Three Months Ended September 30, 2000.

Net Sales

Net sales were $15,213,000 for the three months ended September 30, 2001, a decrease of 10.1% from the $16,929,000 recorded in the same period in 2000.  Bogen's revenues declined 7.6%.  Domestic product lines most affected were its Commercial Audio and Engineered Systems product lines, which decreased $402,000 and $380,000, respectively, from 2000.  Speech Design revenues decreased $790,000 in U.S. dollars from 2000.  In local currency, Speech Design revenues fell 1,648,000 Deutsche Marks (“DM”); currency exchange fluctuation negatively impacted reported revenues.

Bogen (domestic)

Bogen’s Telco and Commercial Audio lines continued to be affected by the decline in the telecommunications market.  Telco (U.S.) net sales in the third quarter of 2001 amounted to $4,212,000 compared to $4,517,000 in the same period in 2000, a decrease of 6.7%.  Net sales of Commercial Audio products amounted to $2,303,000 in the third quarter of 2001, a decrease of 14.9% from net sales of $2,705,000 of such products in the third quarter of 2000.

Net sales of Pro Audio products, through Apogee, amounted to $1,364,000 in 2001, up 13.3% from the $1,203,000 recorded in 2000.  Net sales of the Engineered System line decreased 9.9% from $3,817,000 in the third quarter of 2000 to $3,437,000 in the same period this year.

Speech Design (foreign)

Speech Design’s net sales in the third quarter of 2001 amounted to $3,897,000 compared to $4,687,000 in the same period in 2000, a decrease of 16.9%.  In local currency, net sales in 2001 decreased to 8,461,000 DM, 16.3% less than the 10,108,000 DM in 2000.  Significant growth (1,003,000 DM) in Speech Design’s Unified Messaging services was completely offset by a 2,650,000 DM (27.9%) decline in its Telco products.  The decline is attributable to the deepening slowdown in the European telecommunications market, affecting both capital spending by carriers and end-user demand for new telephone switches and peripheral equipment, including voicemail products.

Gross Profit

The Company's gross profit as a percentage of sales fell to 47.5% for the three months ended September 30, 2001, from 50.1% for the same period last year.  Gross profit was $7,223,000 in 2001, a decrease of $1,252,000, or 14.8%, from $8,475,000 in 2000.

Bogen's domestic gross profit as a percentage of sales decreased marginally to 44.5% in 2001 from 44.6% in 2000.  This percentage decrease is reflective of changes in Bogen’s product line sales mix, offset by certain cost efficiencies initiated in the latter part of 2000 and in early 2001.  Gross profit declined to $5,037,000 in 2001 from $5,457,000 in 2000.

Speech Design's gross profit decreased to $2,186,000 in 2001 from $3,018,000 in 2000.  Gross profit as a percentage of sales decreased to 56.1% in 2001 from 64.4% in 2000.  The decline in gross margin percentage is due to increased material costs and the absorption of fixed costs relative to sales volume.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner. R&D expense was $1,065,000, or 7.0% of sales in the third quarter of 2001, compared to $530,000, or 3.1% of sales in the same period of 2000, a $535,000 increase.

The increase is due to certain restructuring charges taken at Speech Design’s Carrier Systems subsidiary in 2001 and the accounting for certain development costs for an OEM customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in the three months ended September 30, 2001, were basically level with the same period in 2000.  SG&A expense was $5,935,000, or 39.0% of sales, in 2001 compared to $5,867,000, or 34.7% of sales, in 2000.  Excluding approximately $546,000 of previously capitalized costs relating to the Company’s decision to temporarily cease exploring the possible separation of its Foreign businesses, domestic SG&A costs were down 8.3% due to the decrease in revenues and the positive impact of cost reductions implemented in the second half of 2000 and the first half of 2001, which lowered both fixed and discretionary expenses in the selling and administrative cost centers.  Foreign SG&A expenses also decreased, reflecting the dercrease in marketing expenditures for the European Telco sales market, offset by certain restructuring charges taken at the Carrier Systems subsidiary.

Interest Income and Expense

Interest income was $103,000 in the three months ended September 30, 2001, a decrease of $50,000 from $153,000 in the same period in 2000.  The decrease in interest income is due primarily to lower interest rates on invested cash.

Interest expense was $30,000 in 2001, a decrease of $26,000 from $56,000 in 2000.

Income Taxes

The Company’s tax provision was $273,000 for the third quarter of 2001, a decrease of $587,000 from the $860,000 tax provision in the third quarter of 2000.  Foreign taxes decreased $410,000, mainly as a result of foreign subsidiary net losses in 2001 and the tax-exempt status of its Israel subsidiary.  Domestic taxes decreased $177,000 from 2000 to 2001 primarily due to reduced income.

Results of Operations

Nine Months Ended September 30, 2001, Compared to the Nine Months Ended September 30, 2000

Net Sales

Net sales of $44,851,000 for the nine months ended September 30, 2001, decreased 10.8% from the $50,264,000 recorded in the same period in 2000.  Bogen's revenues declined 13.9%.  All domestic product lines were affected, but decreases were most obvious in its Telco and Engineered Systems product lines, which decreased  $2,250,000 and $1,396,000, respectively, from 2000.  Speech Design revenues decreased 2.7% in U.S. dollars from 2000.  In local currency Speech Design revenues grew 2.1%; currency exchange fluctuation negatively impacted reported revenues.

Bogen (domestic)

Bogen’s Telco and Commercial Audio lines have been negatively impacted by the decline in the telecommunications market.  Telco (U.S.) net sales for the nine months of 2001 amounted to $11,158,000 compared to $13,408,000 in the same period in 2000, a decrease of 16.8%.  Net sales of Commercial Audio products amounted to $6,920,000 for the nine months of 2001, a decrease of $688,000 (9.0%) from net sales of $7,608,000 of such products in the first nine months of 2000.

Net sales of Pro Audio products, through Apogee, amounted to $4,131,000 in 2001, down 14.5% from the $4,829,000 recorded in 2000.  The 2001 decrease is a result of reduced sales of existing products as compared to a particularly strong first quarter in 2000.  Net sales of the Engineered System line decreased 13.6% from $10,257,000 for the nine months of 2000 to $8,861,000 in the same period this year.

Speech Design (foreign)

Speech Design’s net sales for the nine months of 2001 amounted to $13,781,000 compared to $14,162,000 in the same period in 2000, a decrease of $381,000.  In Deutsche Marks (“DM”), net sales in 2001 increased to 30,072,000 DM, 631,000 DM over the 29,441,000 DM in 2000.  The growth (5,646,000 DM) in Speech Design’s Unified Messaging services was offset by a 5,015,000 DM (18.0%) decline in its Telco products.  This decrease is due to the slowdown in the European telecommunications market, reducing capital spending by carriers and end-user demand for new telephone switches and peripheral equipment, including voicemail products.

Gross Profit

The Company's gross profit as a percentage of sales for the nine months ended September 30, 2001, remained basically level when compared to the same period last year, 47.8% versus 47.9%.  Gross profit was $21,427,000 in 2001, a decrease of  $2,629,000, or 10.9%, from $24,056,000 in 2000.

Bogen's domestic gross profit as a percentage of sales increased to 43.7% in 2001 from 43.0% in 2000.  This percentage increase is reflective of year-over-year changes in Bogen’s product line sales mix, indicated by the decrease in Pro Audio sales, which traditionally obtains lower gross margins than other Bogen products, and certain production cost efficiencies initiated in the latter part of 2000 and in early 2001.  Gross profit declined to $13,579,000 in 2001 from $15,532,000 in 2000.

Speech Design's gross profit decreased to $7,848,000 in 2001 from $8,524,000 in 2000.  Gross profit as a percentage of sales decreased to 56.9% in 2001 from 60.2% in 2000.  The decline in gross margin percentage is due to increased material costs and the absorption of fixed costs relative to sales volume.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner.   R&D expense was $3,200,000, or 7.1% of sales for the nine months of 2001, compared to $2,296,000, or 4.6% of sales in the same period of 2000.  The $904,000 increase primarily reflects the Company’s investments in new and updated products, both domestic and foreign, the accounting for certain development costs for and OEM customer, and certain restructuring charges at Speech Design’s Carrier Systems subsidiary in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2001, were flat compared to the same period in 2000.  SG&A expense was $17,114,000, or 38.2% of sales, in 2001 compared to $16,958,000, or 33.7% of sales, in 2000.  Domestic SG&A costs were down primarily due to the decrease in sales and, in part, to lower administrative costs from cost reductions implemented over the last twelve months.  Foreign SG&A expenses increased, reflecting the investment in 2000 in the marketing of the Teleserver Pro and Unified Messaging platforms and costs associated with the expanded sales force to support the European Unified Messaging market and the PABX after-market. SG&A expenses also include approximately $581,000, which includes $35,000 expensed in the first quarter of 2001, for previously capitalized costs incurred in connection with the Company’s decision to halt exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages, and certain restructuring charges at the Carrier Systems subsidiary.

Interest Income and Expense

Interest income was $370,000 for the nine months of 2001, an increase of $76,000 from $294,000 in the same period in 2000.  The increase in interest income primarily reflects the Company’s investment of net cash proceeds from the warrants exercised in the first half of 2000, reduced by the fall in investment interest rates.

Interest expense was $89,000 in 2001, a decrease of $32,000 from $121,000 in 2000.

Income Taxes

The Company recorded a tax provision of $398,000 for the nine months of 2001, a decrease of $1,588,000 from a $1,986,000 tax provision in the first nine months of 2000.  Foreign taxes decreased $1,034,000, mainly as a result of foreign net losses in 2001 and the tax-exempt status of its Israel subsidiary.  Domestic taxes decreased $554,000 from 2000 to 2001 primarily due to reduced income.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, cash utilization focused on working capital requirements, cash management, inventory control, and purchases of equipment.

The Company's operating activities provided $4,471,000 of net cash.  The Company's net income of $228,000 included net non-cash charges of $2,444,000, which included depreciation and amortization expenses of $2,100,000 and increased accounts receivable and inventory obsolescence reserves of $371,000.  Receivables increased $301,000, inventory decreased $1,228,000, prepaid expenses and other current assets decreased $567,000, accounts payable increased $366,000, and net decreases in other operating assets and liabilities amounted to $61,000.

Net cash expended for investing activities amounted to $1,032,000, exclusively for fixed assets, including tooling costs and equipment.

Net cash used for financing activities was $530,000.  The Company paid down $1,016,000 of its existing lines of credit and $188,000 of capitalized lease obligations and received net proceeds of $674,000 from the sale of a minority stake in its SDI subsidiary.

As of September 30, 2001, the Company's total liabilities were $8,592,000, of which $7,256,000 is due and payable within one year.

On April 21, 1998, the Company and BCI entered into a $27 million credit facility (the “Facility") with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“The Agreement”), under which the working capital line was reduced to $5 million and the parties agreed to an unsecured  $20 million line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met, of which the company was in compliance as of September 30, 2001.  The Agreement bears interest at either Key’s prime rate or, at the Company’s option, LIBOR plus 125 to 200 basis points.

Speech Design has credit lines and overdraft facilities of approximately 8,600,000 DM (approximately $4.0 million) from seven banks.  Speech Design's short-term lines of credit are collateralized by all of Speech Design's accounts receivable and inventory.  Speech Design has a 15 million DM ($7.0 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the German LIBOR rate.

As of September 30, 2001, Bogen had no short-term domestic borrowings outstanding under the Facility.  At September 30, 2001, Speech Design had short-term borrowings amounting to $131,000.  The amounts available under Speech Design’s credit lines were approximately $3.9 million at September 30, 2001, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either acquisition credit facilities.

The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

Other Matters

Apogee Sound International, LLC

The Company, in the normal course of business, closely scrutinizes its existing operations and their underlying assets, which include goodwill and other intangible assets.  Using Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as a gauge, Apogee’s performance, although negative through September 2001, has improved substantially compared to the same period in 2000 as cost efficiencies at the production and operating cost levels have been implemented.  This improvement has come in spite of a weakened economy that has led to a decrease in revenues versus the prior year.  It is unlikely that Apogee will be EBITDA positive this year, but Management believes that Apogee will still show improvements versus last year.  Apogee will be launching a major product line in the fourth quarter of 2001, which may yield significant revenues in 2002.  Management is also considering other changes that may allow Apogee to weather a severe down market.  The Pro Audio market is one of the largest in which the Company participates and Management believes that its commitment to Apogee remains advantageous to our shareholders.  This commitment is, however, conditioned on a constant awareness and review of the Pro Audio market, as well as on continual assessments of the current competitive environment and Apogee’s performance relative to its asset base.

Dutch Auction Tender Offer

The Board of Directors has authorized the Company to repurchase up to 1.5 million shares of its common stock in a modified “Dutch Auction” tender offer at a price between $2.50 and $3.00 per share, which commenced on November 5, 2001, and will continue through December 4, 2001, unless extended by the Company.  The $3.00 maximum offer price represents a 20 percent premium over the closing price on October 24, 2001, the day before the company announced the offer.  Under the tender offer, shareholders will have the opportunity to tender some or all of their shares at a price within the offer range.  Based on the tenders received, the Company will determine the lowest per share price that will allow it to purchase 1,500,000 shares or such lesser number of shares that are properly tendered.  The Company will purchase shares tendered by shareholders, at the determined price, on a pro rata basis and will pay shareholders whose shares are purchased in the offer net in cash after the expiration of the offer period.  Odd-lot shareholders may be given preference by the Company.  Shares not purchased will be returned to the tendering shareholder.  The offer will be subject to required regulatory filings and a number of other terms and conditions that are specified in the offer distributed to shareholders.  The Company believes that its strong balance sheet and cash reserves allow it to offer a measure of additional liquidity to those shareholders who desire it and that the successful repurchase of shares will be accretive to future earnings, two purposes of the self-tender.  Neither the Company nor its Board of Directors makes any recommendation to shareholders as to whether or not to tender their shares in the tender offer.

T-Venture Minority Investment

On September 27, 2001, the Company signed an agreement pursuant to which T-Venture, a venture capital arm of Deutsche Telekom, invested approximately $765,000 in Speech Design International Inc. (“SDI”), the Company’s newly formed subsidiary which is the holder of all equity in Speech Design GmbH (“Speech Design”).  In exchange, T-Venture was issued 2 percent of SDI common stock and also received a warrant to purchase an additional approximately 2 percent of SDI common stock.  The warrant is exercisable at prices which, if SDI becomes separately publicly traded, would be at a discount to initial public SDI market prices.  Under a separate marketing agreement, T-Venture is entitled to receive 1 percent of SDI if T-Venture assists Speech Design in attaining certain Unified Messaging sales objectives.

The additional capital availability will facilitate SDI’s increasing investment in Unified Messaging and help buttress its position in the European market.  Management believes that this association should help provide opportunities for SDI’s Unified Messaging services, particularly with other Deutsche Telekom units, and will enhance SDI’s stature and credibility as it pursues opportunities for voicemail and Unified Messaging products and services sold under the Speech Design umbrella.  The Company feels that the T-Venture investment highlights the distinct nature of the European operations and underscores Management’s observations regarding the value hidden within Speech Design and the innovation potential of its technology.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purpose at September 30, 2001.  During the quarter ending September 30, 2001, the Company had no material changes of its market risk assessment.

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

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

10.39  Modification Agreement dated August 17, 2001, between and among Bogen Communications International, Inc., Bogen Communications Inc., and Key Bank National Association.

10.40   Management Agreement dated June 29, 2001, between Speech Design GmbH and Kasimir Arciszewski.

10.41  Management Agreement dated June 29, 2001, between Speech Design GmbH and Hans Meiler.

(b)  Reports on Form 8-K:

The Company filed a Form 8-K, dated October 5, 2001, reporting the transfer of ownership of its subsidiary, Speech Design GmbH, to a newly-formed Delaware corporation, Speech Design International Inc. (“SDI”), and the sale by SDI of 2 percent of its common stock to 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications.  The sale was consummated on September 27, 2001, for 842,000 Euros, or approximately $765,000.  A Warrant for an additional approximately 2 percent of SDI common stock was also issued to T-Venture.  The purchase agreement, Warrant Agreement, and a separate Marketing Agreement between SDI and T-Venture were filed as exhibits to such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date:	November 13, 2001	By:	/s/	Michael P. Fleischer
Name: Michael P. Fleischer
			Title:	President

Date:	November 13, 2001	By:	/s/	Maureen A. Flotard
			Name:	Maureen A. Flotard
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)