Form 10-K
period 2001-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2002-03-28
CIK 908517

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 0-22046

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	38-3114641
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

50 SPRING STREET, RAMSEY, NEW JERSEY	07446
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 934-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐

The aggregate market value of the voting stock, based on the closing price of the Registrant’s common stock on March 8, 2002, as reported on the Nasdaq National Market System (“NASDAQ”), held by non-affiliates of the Registrant was approximately $14,930,409.

As of March 8, 2002, 9,100,745 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the 2002 annual meeting of stockholders of Bogen Communications International, Inc., which definitive proxy statement will be filed no later than 120 days after December 31, 2001.

PART I

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the “Company”) and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company’s products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s internal systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

Bogen Communications International, Inc., (the “Registrant”, and together with its subsidiaries, the “Company”), develops, produces and sells sound processing equipment, telecommunications peripherals and Unified Messaging products and services, through its direct subsidiaries.

The Company’s United States business develops, manufactures, and/or distributes commercial telecommunications and audio products through Bogen Corporation (“Bogen”) and through its subsidiaries, Bogen Communications, Inc. (“BCI”) and Apogee Sound International, LLC (“Apogee”).

The Company’s European business develops, manufactures, and markets voicemail systems and Unified Messaging products and services through Speech Design International, Inc. (“SDI”) and through SDI’S subsidiaries, Speech Design GmbH (“Speech Design”) and Speech Design Carrier Systems GmbH (Carrier Systems), formerly Digitronic Computersysteme GmbH, both based in Germany, Satelco AG (“Satelco”), based in Switzerland, and Speech Design (Israel) Ltd., based in Israel.

As used herein, “Bogen” shall mean the business of Bogen Corporation and its subsidiaries, and “SDI” or “Speech Design” shall mean Speech Design International Inc. and its subsidiaries.  Certain financial information about the Company’s two business segments is included in Note 19 to the Company’s Consolidated Financial Statements, included herein.

Bogen focuses on commercial, engineered sound, and pro audio equipment and telecommunications (Telco) peripherals for the voice and sound processing market.  For about 70 years, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, as well as for security and educational applications, and, more recently, message/music-on-hold systems (“MOH”) and has expanded into the pro audio market. Bogen’s products are sold primarily through a network of distributors, dealers and contractors.

Speech Design focuses on digital voice processing systems for the mid-sized Private Branch Exchange (“PABX”) market, targeting the underdeveloped European voice processing market. With the launch in late 1995 of its product family called “Memo”, Speech Design added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems.  In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (2-8 ports) voice and call processing peripherals.  In addition to a higher capacity voice mail than possible with Memo, Teleserver also offers LAN connectivity to PC networks and ACD (automatic call distribution) functionality.  In 1999, Speech Design added Unified Messaging products and services, through its flagship product, Thor(TM).  Thor improves communications within any enterprise and delivers value-added services to Internet service providers (“ISPs”), as well as mobile and fixed-line network operators (“carriers”).  Thor integrates fax and voice-mail into an existing e-mail environment, and e-mail and fax into the mobile-phone environment.  In 2000 and 2001, Thor was further developed to become a multifunctional added-value services platform for carriers, delivering innovative new applications such as SMS (Short Message Service) to fixed-line telephones.

Speech Design sells its voicemail products through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany. Speech Design’s Thor Unified Messaging system in its enterprise version is sold through switch manufacturers and IT system integrators. In addition, Thor unified messaging services and platforms are sold directly to mobile and fixed-line carriers and Internet Service Providers (“ISPs”), primarily in Europe but also in emerging markets.

The Registrant is a Delaware corporation whose principal executive offices are located at 50 Spring Street, Ramsey, New Jersey 07446 and its telephone number is (201) 934-8500.

COMPANY HISTORY

The Registrant, formerly known as European Gateway Acquisition Corp., was formed on May 6, 1993.  On October 13, 1993, the Registrant consummated an initial public offering (the “IPO”) of units consisting of one share of the Registrant’s common stock, $.001 par value per share (“Common Stock”), and two warrants (the “Warrants”), each entitling the holder thereof to purchase one share of Common Stock.  The Company called such Warrants for redemption as of May 1, 2000.  An aggregate of 64,615 warrants were not exercised prior to such date and were cancelled and redeemed for $.01 per Warrant.

In 1995, the Registrant acquired from Geotek Communications Inc. (“Geotek”) approximately 67% of the outstanding capital stock of Speech Design and approximately 99% of the outstanding capital stock of Bogen.

On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated U.S. $8.8 million before acquisition costs, consisting of DM 7,570,000 (approximately U.S. $4.8 million) in cash and 458,000 restricted shares of the Common Stock.

On December 31, 1998, Speech Design acquired 100% of Carrier Systems, located in northern Germany.  Carrier Systems is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145,000, amounted to approximately $1.2 million in cash and assumption of certain liabilities. The terms of the acquisition agreement also provide for additional cash consideration up to DM 2.8 million (or approximately $1.7 million) to be paid based on achievement of targeted sales levels. Such targeted levels have not been met in the past and may be modified for future periods.

On August 26, 1999, Bogen Communications Inc., through Apogee Sound International, LLC (“Apogee”), a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound Inc., a privately held company headquartered in Petaluma, California.  Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.’s liabilities.

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all equity in Speech Design, the company’s European operation, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842,000 Euros, about $765,000.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  Separately, T-Venture signed a marketing agreement entitling it to receive 1% of SDI stock if T-Venture assisted Speech Design in attaining certain Unified Messaging sales objectives by December 31, 2001.  The marketing agreement expired without being exercised at December 31, 2001.

See below under the headings “Bogen” and “Speech Design” for a discussion of other acquisitions consummated by the Company.  To further its growth objectives, the Company continually seeks out, and evaluates, other acquisitions of companies or product lines that are complementary to its current businesses and products, and considers itself adequately capitalized to consummate acquisitions that may be desirable.

BOGEN (DOMESTIC OPERATIONS)

Since its founding in 1932, Bogen has been involved in the commercial audio industry and currently develops, sources, assembles and distributes sound processing equipment and telecommunications peripherals through its wholly-owned subsidiary, BCI.

Bogen’s audio products include: commercial audio amplifiers and speakers; related sound and intercom systems equipment for professional, industrial and commercial system applications; equipment for background and foreground music applications; and intercom and communications systems for the security and educational markets, and telephone paging systems.

acquired through its newly formed subsidiary, Apogee, substantially all of the assets of Apogee Sound, Inc., a privately held company headquartered in California.  Through Apogee, Bogen manufactures and distributes amplifiers, speakers, and related products to the professional audio market.

BOGEN’S PRODUCT LINES

TELCO

Bogen’s Telco products consist of telephone-based overhead paging systems and equipment and digital message/music-on-hold players.  These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience.  During 1999, Bogen’s Easy Install(TM) Speakers (2 models) and Easy Design(TM) Speakers (5 models) were introduced to the market.  These products and their corresponding design support tools are targeted at market segments that require faster install time and have little experience in designing sound systems.  Although the speakers were initially designed for Telco products, they are adaptable to all of Bogen’s product lines.

Bogen’s Telco net sales for the years ended December 31, 2001, 2000, and 1999 were $14,313,000, $16,773,000 and $13,335,000, respectively.  Telco net sales provided 25.1%, 25.6%, and 22.6% of the Company’s net sales for these respective years.  Speech Design also has a Telco line of products, the sales of which are included below under the heading “Speech Design - Product Line”.

COMMERCIAL AUDIO

Bogen’s Commercial Audio product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, and stores.  During 1997, NEAR’s All Environment Speakers were added to Commercial Audio’s product line.

Commercial Audio net sales for the years ended December 31, 2001, 2000, and 1999 were $9,251,000, $9,648,000 and $11,060,000, respectively.  Commercial Audio provided 16.2%, 14.7%, and 18.8% of the Company’s net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

PRO-AUDIO

In August 1999, Bogen acquired the Apogee product line, which includes speakers and speaker systems, amplifiers, processors, and system-balancing and design equipment for entertainment sound systems.  Pro-Audio sales for the years ended December 31, 2001 and 2000, and the four months ended December 31, 1999, were $5,013,000, $5,906,000, and $2,185,000, respectively.  Pro-Audio sales accounted for 8.8%, 9.0% and 3.7% of the Company’s consolidated net sales for those years.

ENGINEERED SYSTEMS

Bogen’s Engineered Systems product line features custom designed intercom/paging systems that are sold to contractors for installation primarily in schools.

During the second quarter of 1999, Bogen added a new line of Multi-Media Controllers, marketed under the trade name “iQuest (TM)”.  Its Internet Protocol (“IP”) based communication format allows educators to administer, schedule, view and control educational media resources (such as multiple VCRs, DVDs, Laser Disks, and others devices) remotely located in their school’s media center. In 2001 Engineered Systems expanded its market with the addition and introduction of the institutional clock product line.

Engineered Systems net sales for the years ended December 31, 2001, 2000, and 1999 were $11,631,000, $12,647,000, and $10,741,000, respectively.  Engineered Systems net sales accounted for 20.3%, 19.3% and 18.2% of the Company’s net sales for the years ended December 31, 2001, 2000, and 1999, respectively.

BOGEN’S SALES AND MARKETING

TELCO PRODUCT LINES

Bogen distributes its Telco products to approximately 100 distributors who operate 200 telecommunications distribution centers.  These distributors sell to thousands of telecommunications installers, interconnects dealers, and VAR’s across North America.  In addition to its distribution network, Bogen has a relationship with about 50 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen’s Telco products.  Bogen also has an original equipment manufacturer (OEM) agreement to supply private label overhead paging systems to Avaya Communications, a spin-off from Lucent Technologies (“Lucent”), and Exp@nets, also a Lucent spin-off.

Bogen markets its Telco products through a team of regional sales representatives, who sell Bogen’s Telco and other complementary products to distributors in their assigned territories.

COMMERCIAL AUDIO, PRO-AUDIO, AND ENGINEERED SYSTEMS PRODUCT LINES

Bogen’s Commercial Audio products are marketed through several independent manufacturers’ representatives under the direction of Bogen’s internal sales management team.  Bogen’s Engineered Systems products are sold to a network of contractors covering North America by a staff of Bogen-employed Regional Managers.  The field sales personnel receive a salary and bonus based on performance and the representatives are compensated on a commission basis. Sales agreements are maintained with all of Bogen’s independent sales representatives and Engineered Systems contractors. The sales representative agreements typically permit the sale of Bogen products by the representative in a specific territory assigned to one sales representative firm.  Similarly, the Engineered Systems contractor agreements typically allow the contractor to purchase and install specific product lines in a designated territory.

Bogen distributes its Commercial Audio products through about 1,000 active sound contractors, sound equipment and electronic distributors, and audio dealers, and is often sold as a complete system solution designed to satisfy an end-user’s specific needs. Virtually every major master sound products distributor, industrial equipment distributor, and commercial security products distributor in North America stocks Bogen’s Commercial Audio products.  In addition, approximately 200 major contractors and dealers market Bogen’s Engineered Systems.  The principal users of these products are industrial, professional, commercial and civic concerns and institutions such as schools, nursing homes, correctional facilities, retail stores, restaurants and churches. Bogen’s management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

The Apogee product line was acquired by Bogen in August 1999 and consists of a worldwide network of almost 250 distributors, touring companies, and contractors who specialize in the area of entertainment sound systems.  The wide Apogee line includes speakers and speaker systems, amplifiers, processors and system balancing and design equipment.  Apogee speaker products range from compact cabinets for foreground music applications to large arrays that can accommodate applications in theaters, arenas, stadiums, and other larger facilities where high-quality entertainment sound is required.  In addition to a base of customers in the United States, approximately 45% of Apogee’s business in 2001 was derived from export sales.

NEW PRODUCTS INTRODUCTION

In 2001, Bogen introduced a number of new products through its various channels.  Leveraging its strong distribution into the telecommunications channel, Bogen introduced its telephone headset line and a companion amplifier in late 2001, with a positive sales impact anticipated in 2002.  Following Bogen’s philosophy of expanding its line into product categories with large market size and capitalizing on its sizable channels of distribution, Bogen enters a headset market in excess of $400 million, far greater than the market size/potential of its core telecommunications paging products.  This product offering consists of both monaural and binaural headsets and a unique headset amplifier that automatically optimizes its electrical parameters for operation with the host telephone.

Also in 2001, Bogen expanded its product offering of high power dual-channel amplifiers with the introduction of the Black Max series of dual-channel, 70-volt amplifiers. Although the primary focus is in the Commercial Audio market, it will sell across all channels.  A fast follow-up to last year’s introduction of the M-Class series of high powered dual amplifiers, the Black Max amplifiers address a growing need for two-channel audio in distributed commercial systems and further positions Bogen as a manufacturer of high-quality, high-powered amplifiers.  This line of three products uses the same 600W/450W/300W per channel power levels as the M-Class amplifiers and a low power sleep mode that saves power in applications where paging is infrequent.  The Black Max line is designed to be more economical for general purpose paging applications where budgets are constrained.

Bogen also introduced the CDC 3 multi-disc CD changer in 2001.The CDC 3 is an industrial-grade, three-disc CD changer with specific mechanical and electrical features that are unavailable in products designed for the consumer market. These features include, integral rack mounting brackets, all metal enclosure construction with heavy aluminum face plate, auxiliary music source feed through (the aux source plays through he CDC 3 when ever it is in stop mode), both stereo and mono outputs and an output level control. Bogen’s product offering in the area of music sources had previously been limited to AM/FM turners and receivers and cassette players. The CDC 3 allows expansion into the more popular CD market.

In 2001 Bogen introduced the CAM2 microphone mixer as a follow up to last years introduction of the CAM8 series of microphone mixers. The CAM2 is a significant up grade of Bogen’s venerable CAM microphone mixer. Improvements include output level meter, clip indicators for each input channel, phantom microphone power per input and a dual level signal output to mention a few. The CAM 2 is a popular distributor item because of its economical price and simple operation. The CAM 2 is intended to improve the unit’s popularity through a much-enhanced feature set while selling at a price similar to the CAM.

Capitalizing on the well-known Apogee name, Bogen’s Engineered Systems division introduced a selected group of Apogee products that address the school auditorium and gymnasium markets.  The addition of these products to the channel product mix allows Engineered Systems contractors to use Bogen products for the full scope of school audio needs.  Engineered Systems also introduced a digital video server enhancement to the highly successful iQuest product line.  The DVS provides Video On Demand to the classroom and/or the desktop.  Video material may be scheduled, reserved, and delivered via network streaming or broadband or baseband distribution throughout the school.

In 2001, Apogee introduced its large-scale concert Line Array series, ALA9, to round out its existing ALA series products and address the largest of performing sound needs.  More importantly, Apogee introduced the APL family of self-amplified loudspeakers consisting of 7 products, the APL-220, APL-500, APL-800 full-range loudspeakers and APL10, APL-12 and APL-SB sub woofers. Self-amplifier loudspeakers are an emerging class of loudspeaker product where the high-powered amplifiers (1000 watts and greater) are packaged into the loudspeaker enclosure providing an extremely compact audio system and ensuring that the amplifiers are perfectly matched to their speaker load. The APL products use innovative amplifier designs that produce professional grade sound quality while occupying a small amount of space and producing a minimum of waste heat. The subwoofer products use amplifiers capable of producing total powers of 1000 and 2000 watts (depending on model). The APL full-rang products use two amplifiers (one dedicated to the high frequencies and one dedicated to low frequencies) with total output powers of up to 800 watts.  The new APL series is expected to be a factor driving Apogee’s revenue growth in 2002.

BOGEN’S SALES OUTSIDE THE U.S.

Although Bogen’s sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative with offices throughout Canada.  Telco export sales to Europe are handled through the Company’s subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas).  Sales outside the U.S. accounted for less than 10% of Bogen’s revenues in each of the last three fiscal years. Bogen recognizes sales as foreign based upon shipping destination.

BOGEN’S SOURCING AND MATERIALS

All components and raw materials used in the construction of Bogen’s products are of standard commercial quality or better, and are readily available from overseas and United States suppliers.  Bogen relies principally upon established suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent elsewhere in East Asia, and the United States.  These suppliers and sub-contractors either produce sub-assemblies for use in the finished product or produce and assemble the finished products themselves.  Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications.  The majority of Apogee’s finished products are manufactured in its Petaluma, California, facility.  Efforts to optimize all aspects of Apogee’s supply chain began in 2000 and continued into 2001.  Cost savings and quality improvements were realized during 2001 and are reflected in Apogee’s current cost structure.

In view of periodic economic instability in Asia, the Company takes precautions to ensure that production will continue without interruption such as assuring, to the extent practicable, that alternative sources of supplies and subcontractors are available.  There can be no assurance, however, that events beyond the Company’s control, including, without limitation, the financial requirements of any of the Company’s suppliers and subcontractors, will not disrupt the production schedule or the Company’s source of supplies.  Any such disruption may have a material adverse effect on the Company’s results of operations.

BOGEN’S PATENTS AND TRADEMARKS

“Bogen(R)” is a trademark of the Company, which is registered in the United States and in certain foreign countries throughout the world.  The trademark expires in the United States and in these countries between 2009 and 2010.  Trademark applications and renewals for the Bogen mark have been filed in other countries.  Bogen has also obtained U.S. trademark registration for the trade name “Multicom2000(R)”.  This trademark is utilized in connection with Engineered Systems and expires in June 2011.  Bogen has obtained U.S. trademark registration for the trademark “NEAR”.  This trademark expires in November 2011.  In addition, Bogen holds a U.S. trademark for the mark “Speech Design(R)”, which will expire on December 31, 2006, and which can be renewed at that time for an additional ten years.  Other trademarks currently in the application process include “NEAR Armadillo Speakers”, “Easy Install Speakers”, and “iQuest”.  The Company believes that certain of these trademarks provide substantial value to the Company.

In June 1998, Bogen was awarded a patent for the technology of its Pro Matrix(TM) amplifier product.  In June 1999, Bogen was awarded a US patent for its Pro DRDX product (an MOH system) technology.  NEAR(TM) has two patents related to its speaker products, one for its MLS (Magnetic Liquid Suspension) Spider less cone speaker expiring in 2011 and the other for an in-ground sub-woofer, which was granted in 1998, expiring in 2015.  In 2000, the Company received a design patent on its NEAR A-Series™ speakers.

In 2000, the Company applied for a patent for its highly innovative Easy Install™ speakers and in 2001, it applied for a patent for the technology used in its M-Class and Black Max amplifier products.  There is no assurance that the Company’s patent applications will be granted, or, if granted, that they will provide the Company with exclusive rights to sell or market a particular line of such product.

BOGEN’S RESEARCH AND DEVELOPMENT

Bogen’s in-house engineering department (“R&D”) is responsible for all phases of new product development, continuing support of existing product, specification and project management of products developed by its offshore development group and OEM product evaluations.

During the first half of 2001 much of Bogen’s engineering resources were consumed in the development of the Black Max amplifier family. This product family was conceived, developed and delivered within a 7-month period. In certain circumstances, Bogen’s R&D creates derivative products, which typically address a set of features complementary to the original product thereby accessing adjacent markets. Derivative products not only provide the advantage of fast time to market, they also provide a means for second generation improvements in the original product and greatly improve amortization of tooling which is also used, in large part, by the derivative products.

Also during 2001 Bogen undertook development of a new line of modular input amplifiers to replace its aging existing line of product. Expected to be available during the first quarter of 2002, the new line of products will have added features and is intended to compete well against alternative products.

As a complement to this line of modular amplifier, Bogen’s product development group worked on creating 5 new modules to expand the existing line of 6 modules that were developed in 2000 for the M-Class introduction. These modules provide functions that would normally be available only by using external equipment, and they provide this functionality at comparatively low costs. Surface mount technology was used heavily in these designs because of the space saving the technology provides.

Bogen’s product development group also continued work with overseas vendors to produce high-quality audio drivers used in Apogee speaker products.  This effort resulted in the redesign of a majority of Apogee’s drivers, which provided 3 benefits; 1) Significant cost savings, 2) relief from single source vendors, 3) process improvement whereby the vendors now perform manufacturing steps previously performed as a secondary operation in Apogee’s factory. All drivers were critically matched to the existing drivers to ensure that customers would not be affected by the change in driver manufacturers.

Bogen’s product development group partnered with a large manufacturer of headsets to create the current line of Bogen headsets. Bogen performed critical product evaluations on product iterations, electrical evaluations on the amplifiers and assistance in obtaining the required safety and FCC approvals for the products.

During 2001 the product development group partnered with a Korean development group to produce a high-quality, full-duplex speakerphone. This product is now undergoing the necessary regulatory approval testing.

During 2001, Apogee’s in-house engineering department completed development of the APL series of self-powered loudspeakers. This new product line of 7 products is based on and revitalizes well-established and accepted loudspeaker products.  The line provides an extremely compact means of creating an audio system by building the high-powered amplifiers into the speaker enclosure. The speakers in this product line were derived from Apogee’s best selling passive speakers and maintained the same form factors. This allows customers who have already made an investment in mounting hardware to use the APL products without the need to purchase new hardware. Special high-efficiency amplifiers were needed for these products. These loudspeakers have been joined with the most up-to-date amplifier technology to produce products that have the greatest ease of use and overall performance of any product currently on the market.  Apogee partnered with two companies producing innovative high-powered (up to 1000 watts) and high-performance amplifiers in order to obtain amplifiers small enough in size and low enough in heat dissipation to meet the strict requirement of the APL products. Apogee’s in-house engineering then designed the critical front-end processing electronics that protect and enhance the performance of the speakers.

Research has also begun on a DSP card as an option in the new APL series.  First phase prototypes have already been produced.  This card would allow the speaker to have, internally, several previously external processing devices like equalizers and digital delays.  The devices would be controlled via network connection to each loudspeaker.  Also, the new card would allow digital audio distribution directly to the loudspeaker.  The above feature set currently does not exist in the marketplace in a single unified package.

Additionally, research was started on improvements to Apogee’s ACS line speaker products. The improvements being considered address product industrial design, performance, and cost

There can be no assurances that any new products will be able to compete with similar products offered by other manufacturers.

Research and development expenditures for the years ended December 31, 2001, 2000, and 1999 were $1,774,000, $1,703,000 and $1,971,000, respectively.

BOGEN’S COMPETITION AND MAJOR CUSTOMERS

Bogen’s competition varies by market and product line.  Bogen competes on name recognition, price, delivery, availability, innovation and product features and quality.  However, such factors vary in relative importance depending on the markets and products involved.  Bogen has concentrated on markets in which it believes that it can obtain a significant market share, be one of the top two or three suppliers, or which have substantial growth potential.  Bogen’s key strength continues to be its distribution channels and name recognition, especially in the school market, background/foreground music market, overhead paging, and the security markets.

Bogen’s Telco products compete in the overhead paging and Music-On-Hold (`MOH”) niches of the Telco market.    In the over-head paging market, Bogen’s main competitor is Valcom, Inc., a company that has been established in this market for several decades.  Several other U.S. companies, which have been losing market share over the past few years, and several companies attempting to enter the market also compete with Bogen’s overhead paging products.  Bogen believes it has increased its share in recent years.  In the MOH market, Bogen’s competitors are relatively small companies that offer basic systems.

The Commercial Audio customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market.  At the contractor level, Bogen faces competition from many sources, including a number of overseas companies.  There are a number of comparatively small manufacturers with whom Bogen competes, whose sales and market share depend upon established reputation for quality and support and solid relationships with their account base.  Bogen concentrates on customer needs to design, manufacture, and market tailored packaged solutions for each particular vertical market.

The Engineered System customer market is a highly specialized market characterized by low unit volume and high dollar sales.  Bogen’s principal competition comes from Rauland Borg Corp., the market leader in this area, and Dukane Corporation, each of which, like Bogen, has been in the market for several decades and has well established name recognition and distribution channels.

BACKLOG OF ORDERS

As of December 31, 2001, Bogen had a backlog of firm orders of about $1,138,000, all of which it expects to fill within 2002.  As of December 31, 2000, Bogen had a backlog of firm orders of approximately $1,320,000, all of which were filled in 2001.

SPEECH DESIGN (FOREIGN OPERATIONS)

Speech Design, located in Germering, Germany, outside Munich, and Hamburg, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies.

Speech Design product lines include voice mail systems, automated attendants, digital announcers, message/music-on-hold systems and Unified Messaging products and services. Speech Design’s products are in the Telco line of products.

In late 1995, Speech Design launched its “Memo(TM)” product line of stand-alone non-PC based voice mail peripherals for small-to-medium PABX’s.  The high-end Memo-CDA model includes a CD based music and information on hold system.  Memo offers full integration with most of the popular PABX models on the European market and has rapidly become one of the fastest selling voice mail systems in the 2 - 4 port (channel) category. In late 1998, Speech Design introduced the “Teleserver Pro(TM)” range of modular, higher-end (2 - 8 port) voice and call processing peripherals.  In addition to higher capacity voice mail than possible with Memo, Teleserver also offers ACD (automatic call distribution) functionality.

On December 31, 1998, Speech Design acquired 100% of Carrier Systems, located in northern Germany. Carrier Systems is a developer and manufacturer of LAN and Internet-based Unified Messaging products. It’s flagship product, Thor™, improves communications within any enterprise and delivers value-added services to Internet service providers (“ISPs”) and mobile as well as fixed-line carriers.  Thor integrates fax and voice mail into an existing e-mail environment.  The user can retrieve and manipulate all messages either locally, using the familiar PC-desktop, or remotely, via an Internet computer, telephone or fax machine from anywhere in the world.  Services such as listening to e-mails on the telephone, forwarding e-mails or faxes to a fax machine nearby, or message notification to a mobile phone are available.  Thor has been sold to several major ISPs operating in Europe, including America On Line, 1&1, GMX, and Easynet.  Deutsche Telekom (“DT”), Europe’s largest telecommunications company, selected Thor as the strategic platform for its added value messaging services in the fixed-line network.  In 2001, three Thor-based services were launched by DT.  Based on the DT experience, further carrier projects were implemented with e-plus in Germany (e-mail reading on the mobile telephone), TDC in Denmark, and Vodacom in South Africa (both SMS-to-Voice: delivery of SMS messages to fixed-line telephones). The enterprise version of Thor, compatible with MS Exchange, Lotus Notes and other corporate e-mail servers, was launched in mid-1999.

SPEECH DESIGN’S PRODUCT LINE

Speech Design’s products are in the Telco line.  Telco net sales provided by Speech Design were $16,935,000, $20,546,000 and $21,556,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  Speech Design Telco sales amounted to 29.6%, 31.4% and 36.7% of the Company’s consolidated net sales for these years.

SPEECH DESIGN’S SALES AND MARKETING

The general market for Speech Design’s products is the underdeveloped European voice processing market for commercial and industrial end-users.  According to the Company’s estimates, the current penetration in Europe of applications such as voice mail is very low compared to the levels in the U.S.  In 1999, Speech Design entered the innovative and rapidly growing Unified Messaging market.

In 1994, Speech Design acquired a 67% interest in Satelco, a Swiss company that is a marketer of telephone peripherals and a distributor of Speech Design’s and Bogen’s products.  In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996.  Due to a slower-than-expected UK market development, Speech Design (UK) Ltd. was closed effective December 31, 2000 (Speech Design continues to sell to UK customers directly from Germany).  Sales outside of Germany constituted 19% of total sales in 2001; up from 16% in 2000.

In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel and has assumed production of certain product lines from Speech Design, resulting in reduced manufacturing cost and tax levels.  The Israeli facility was granted a 10-year income-tax exemption effective January 1, 1997.  In 2001, approximately 30% of all units manufactured by Speech Design came from the Israel facility.

Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 50-200 employees.  PABX’s are multiple-line business telephone systems, which are installed at end users’ businesses to facilitate internal and external communications.  The PABX is an alternative to providing each employee in a company with his or her own direct line.  The major manufacturers integrate Speech Design’s products with their PABX’s for sale to the end-user as part of a new system.  The increased visibility of Speech Design’s products has led to more Speech Design peripherals being sold to owners of previously installed PABX’s.

Speech Design attempts to differentiate itself both from high-end suppliers of large customized systems and suppliers of semi-professional, price-sensitive solutions for the small company sector by providing standard, high-quality, affordable and easy-to-use products for the small to mid-size PABX.

Speech Design sells its voicemail products through resellers.  In Germany, Speech Design’s main customers are sales organizations of leading PABX manufacturers and major independent dealers.  In other European countries, Speech Design has exclusive agreements with national distributors, which in Switzerland is a Speech Design subsidiary, which market to the reseller base in their respective territories.  Sales to three customers of Speech Design totaled approximately $10,305,000, accounting for 60% of Speech Design’s net sales in 2001.

Thor unified messaging systems are sold directly to service providers (ISP’s and telecommunications carriers) as well as indirectly (through PABX manufacturers and IT system integrators) to corporate customers.  In 2001, Speech Design has focused on developing sales of Thor platforms to mobile and fixed line network operators (“carriers”).  A major contract was signed with Deutsche Telekom (“DT”) in late 2000, with three different services launched in 2001.  Revenues consist of per-mailbox pricing, maintenance fees, and certain development/customization fees.  In addition, some contracts with ISP’s/carriers are based on revenue-sharing:  the ISP or carrier provides access to their customer base and marketing support, while the end-user pays a per-minute toll to access Thor services (for example e-mail reading on the mobile telephone) and a portion of this revenue is passed back to Speech Design.   In late 2001, several major international carriers started Thor-based services: e-plus in Germany, TDC (formerly TeleDanmark) in Denmark, and Vodacom in South Africa.

GERMANY

In Germany, Speech Design has developed an effective approach for local distribution of voice processing products. Speech Design sells directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Tenovis (formerly Bosch Telecom), DeTeWe and DT.  Approximately 63% of Speech Design’s sales are to these customers (which percentage corresponds to these manufacturers’ approximate joint share of the PABX market).  Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies.  The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 3,000 people.  Speech Design’s sales and technical team supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design’s products.  Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency.  In late 1999, Speech Design entered into an OEM agreement with DT, under which DT resells the full range of Speech Design’s voicemail products. DT offers the systems under its own “Octopus Mail” trademark to its installed base of customers, as well as to new switch customers.

In 2001, Speech Design continued to intensify its efforts to sell voice mail systems to the installed switch base (“the aftermarket”).  Since the Company’s distributors mainly focus on sales to new switch customers, the aftermarket is largely under-penetrated and offers significant sales potential.  The aftermarket effort centers on the high-end Teleserver product.

Speech Design considers its sales network in Germany, Europe’s largest telecommunications market, to be one of its most valuable assets and a market entry barrier to potential competitors.

For the enterprise version of Thor, Speech Design uses the existing PABX sales channel and builds an additional IT system integrator reseller network.  For Thor sales to ISP’s and carriers, potential German customers in this field are being approached directly by Speech Design’s senior key account executives.

OUTSIDE OF GERMANY

Speech Design utilizes exclusive national distributors in selected European markets (Austria, Belgium, Denmark, Finland, France, Italy, The Netherlands, Sweden, and Switzerland).  These distributors - other than Satelco - are independent resellers of telecommunications equipment, who market Speech Design’s products to local manufacturers and distributors of PABX’s. Speech Design’s key account managers based in Germany are offering Thor platforms and services to selected European ISP’s and carriers.

SPEECH DESIGN’S SOURCING AND MATERIAL

Speech Design manufactures its products in cooperation with a network of German subcontractors and its Israeli subsidiary.  Speech Design purchases all mechanical and electronic components for its products and ships them for board-level assembly work by its subcontractors.  Speech Design’s own manufacturing group assembles finished products from pre-tested modules and performs final quality tests.

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

SPEECH DESIGN’S PATENTS AND TRADEMARKS

“Speech Design™” is a registered trademark in Germany and the U.S. Several of Speech Design’s products also have registered trademarks including: Thor ™, Mozart™, Genius™, and Sissy™.

SPEECH DESIGN’S RESEARCH AND DEVELOPMENT

Speech Design’s in-house engineering department is responsible for research and development and production engineering of all Speech Design products.  In 2001, the R&D department maintained its focus on the development of Speech Design’s next generation call processing platform, suitable both for integration into PABX’s (switches) and for stand-alone operation.  The platform offers higher scalability (up to 30 ports), digital (ISDN) interfaces and a standard, open-platform operating system (Linux).  In comparison, the currently marketed Memo and Teleserver product lines cannot be switch-integrated, scale to a maximum of 8 ports, have analog-only interfaces and are based on a proprietary operating system.  Under an OEM and Licensing Agreement, the first implementation of the new platform is an integrated voicemail system for a leading European switch manufacturer, to be launched in early 2002.

The R&D team responsible for the development of the Thor unified messaging platform and services is based at Carrier Systems.  In 2001, the main effort was to complete the development of a turnkey system aimed at ISPs and mobile telcos, offering customers a rapid service rollout with a minimum investment of their own in-house resources.  The package includes web-based registration infrastructure, database management and customized front-end design.  Customization of Thor for several added-value services at DT and three other carrier customers, along with the introduction of new applications such as SMS-to-voice, accounted for a significant portion of the engineering effort in 2001.  In addition, the core technology team continued to expand Thor capabilities by including voice recognition, telephone access to PIM (Personal Information Manager) functions, voice-XML standards, and other areas.

Research and development expenditures for the years ended December 31, 2001, 2000, and 1999, were $1,982,000, $1,048,000, and $2,448,000.  The lower level of expenditure in 2000 was due to the accounting treatment of an OEM development project (development costs charged to COGS) and from the capitalization of third-party costs to subcontractors for the development of TeamPro (the Teleserver call distribution subsystem).

SPEECH DESIGN’S COMPETITION

In Germany, Speech Design is the acknowledged market leader in the small to mid-size PABX peripherals market.  Speech Design’s main competitor in Germany is a provider of telephone peripherals primarily at the low-end of the Speech Design product range (simple music-on-hold units and announcers).

There is no single dominating company in the European market for small to mid-size PABX peripherals.  With the exception of Northern Telecom, Lucent, and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design’s competition comes from a large number of smaller companies offering PC-based voice mail systems.  These companies tend to be highly focused in their national markets and generally cannot afford to be global players due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country.

In the emerging market of Unified Messaging, Speech Design’s main competitor in the corporate area in Germany is Cycos, while the competition in the carrier market mainly consists of companies that have supplied mobile and fixed-line operators with their voice mail infrastructure.  Such vendors (Comverse, Lucent, Unisys and others) see Unified Messaging as an opportunity to up-sell to the existing voice mail-only customer base.

Management believes that the combination of Speech Design’s mid-size PABX focus, broad and unique product range and Europe-wide distribution presence may enable Speech Design to become a leading provider of telephone peripherals in many European countries.  There can be no assurance, however, that such results will occur or that the Teleserver family of voice mail and related products and Thor Unified Messaging System will increase Speech Design’s competitive advantage in Europe, because this industry is highly sensitive to general economic conditions and is characterized by rapid technological change.  Speech Design’s ability to compete successfully may depend in substantial measure on its ability to develop or acquire new or improved equipment, techniques and products and/or to modify and upgrade its existing equipment, techniques and products.

SPEECH DESIGN’S BACKLOG OF ORDERS

As of December 31, 2001, Speech Design had a backlog of firm orders of approximately $420,000, all of which it expects to fill in 2002.  As of December 31, 2000, Speech Design had a backlog of firm orders of approximately $552,000, all of which were filled in 2001.

GOVERNMENT REGULATIONS AND INDUSTRY CERTIFICATIONS

The U.S. Federal government regulates domestic telecommunications equipment and related industries.  The Federal agency vested with primary jurisdiction over the telecommunication industry is the Federal Communications Commission (the “FCC”).  Many telephone peripheral producers and distributors, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy.

The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen’s products require authorization by the FCC.  In addition, many of Bogen’s products also require the authorization of the Underwriter’s Laboratory (“UL”).  All such required authorizations have been obtained.  As a result of modifications and improvements to Bogen’s products, Bogen will be obligated to seek new authorizations where there is degradation in the radio frequency emissions.  Failure to obtain such authorizations may preclude Bogen from selling its products in the U.S. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

To successfully access the Canadian market, Bogen must obtain Underwriters Laboratory Canada and Canadian Standards Association authorizations for all AC powered products, which it has done for all of its current products.

All Speech Design products have been adapted to the technical (PTT-approvals) and commercial audio requirements of Western European markets.  All Speech Design products carry the Community European (“CE”) marking, which is the equivalent of a UL certification in the United States.

In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany.  In 1996, the Quality Mark was extended to include Speech Design’s Israel subsidiary.  In 1999, Carrier Systems was certified.  ISO 9001 is an internationally recognized Quality Assurance certification.

EMPLOYEES

As of December 31, 2001, the Company had approximately 250 full-time employees engaged in its businesses.  The Company also uses temporary and/or part-time employees, as required.  About 15 of Bogen’s U.S. employees are subject to collective bargaining agreements, which expire in June and September of 2003.  The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

The Registrant’s principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446, which is subleased from an unaffiliated third party.  Bogen also maintains its principal warehouse and executive offices at that location.  The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987 and was extended for 10 years on November 28, 2000.  Annual base rental payments over the remainder of the lease are approximately $532,000, plus taxes and other expenses.  Apogee leases approximately 30,000 square feet for its facility in Petaluma, California, under a lease, which commenced in April 2000, and expires on March 31, 2005.   Annual rental payments over the remainder of the lease are approximately $268,000.

Speech Design leases its facilities in Munich, Germany, under a lease expiring in September 2005.  It is comprised of a warehouse and executive offices, covering a total of 21,000 square feet.  Speech Design’s subsidiaries have leases in Wedel, Germany; Kfar Saba, Israel; and Richterswil, Switzerland, which expire over the next five years.  Speech Design and subsidiaries’ aggregate annual rental payments are approximately $440,000.

Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party, in the ordinary course of business, to various legal actions and claims which relate to its products, intellectual property, employee matters, or other aspects of its operations.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s Common Stock currently trades on the NASDAQ National Market System (“NASDAQ”) under the symbol “BOGN.

The following table sets forth the range of high and low closing prices for (i) the Common Stock on NASDAQ, and (ii) for Warrants (see Note 12 regarding redemption and cancellation of Warrants) as reported by the OTC Bulletin Board, for each of the fiscal quarters during the period from January 1, 2000, through December 31, 2001.  The quoted prices represent “inter-dealer” prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

JANUARY 1 TO MARCH 31, 2000
SECURITY	HIGH ($)	LOW ($)
Common Stock	16	6 5/8
Warrants	9 3/8	1 11/16

APRIL 1 TO JUNE 30, 2000
SECURITY	HIGH ($)	LOW ($)
Common Stock	10 3/16	5 9/16
Warrants	4 7/16	1/2

JULY 1 TO SEPTEMBER 30, 2000
SECURITY	HIGH ($)	LOW ($)
Common Stock	7 5/8	5 1/2

OCTOBER 1 TO DECEMBER 31, 2000
SECURITY	HIGH ($)	LOW ($)
Common Stock	6 19/64	3 11/16

JANUARY 1 TO MARCH 31, 2001
SECURITY	HIGH ($)	LOW ($)
Common Stock	6.1875	3.1

APRIL 1 TO JUNE 30, 2001
SECURITY	HIGH ($)	LOW ($)
Common Stock	4	2.6

JULY 1 TO SEPTEMBER 30, 2001
SECURITY	HIGH ($)	LOW ($)
Common Stock	3.33	1.75

OCTOBER 1 TO DECEMBER 31, 2001
SECURITY	HIGH ($)	LOW ($)
Common Stock	3.5	2.25

The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations and currently does not anticipate paying any dividends on the Common Stock in the foreseeable future.  As of March 8, 2002, there were approximately 125 record holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                The following table summarizes certain selected consolidated financial information for the Company and should be read in conjunction with the more detailed consolidated financial statements and the notes thereto.   See “Item 8.  Financial Statements and Supplementary Data.”

(IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999	1998	1997
Net sales (1)	$57,143	$65,520	$58,877	$52,482	$50,259

Gross profit (1)	$26,965	$30,359	$28,559	$24,381	$21,852

Purchased In-Process Research and Development	$—	—	—	$3,885	—

Income (loss) from operations	$(1,421)	4,135	$5,206	$2,730	$5,093

Net income (loss)	$(728)	3,066	$3,500	$342	$2,665

Preferred dividends	$—	—	$—	$900	$178

Net income (loss) available to common shareholders	$(728)	$3,066	$3,500	$(558)	$2,487

Net income (loss) per Common share - Basic	$(0.07)	$0.33	$0.52	$(0.12)	$0.46

Net income (loss) per Common share - Diluted	$(0.07)	$0.31	$0.45	$(0.12)	$0.46

(1)     In 2000, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (EITF), Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.  Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold.  As a result of this reclassification, sales were increased by $1,009, $879, $654, and $743 and cost of sales were increased by $2,261,  $1,924, and $1,443, and $1,723 for the years ended December 31, 2000, 1999, 1998, and 1997, respectively.  There is no effect on operating income.  In 2001, the Company adopted the provisions of EITF Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classifies customer rebates as a reduction of sales, and Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $673, $743, $489, $275, and $263 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.  There is no effect on operating income.

BALANCE SHEETS AS OF DECEMBER 31,

	2001	2000	1999	1998	1997
Total assets	$55,807	$61,112	$43,478	$37,747	$31,970

Long-term debt (net of current maturities)	$131	$288	$699	$227	$212

The Company did not pay a cash dividend on the Common Stock during any period indicated.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements and the following discussion include the Registrant’s 99% owned subsidiary Bogen; Bogen’s wholly-owned subsidiary, BCI; BCI’s wholly-owned subsidiaries, NEAR (until December 31, 1999) and, as of August 27, 1999, Apogee; SDI, the Registrant’s 98% owned subsidiary; SDI’s wholly-owned subsidiary Speech Design; Satelco, a 67% owned subsidiary of Speech Design; and Speech Design’s wholly-owned subsidiaries, Speech Design (Israel) Ltd., Speech Design (UK) Ltd. (closed effective December 31, 2000), and Carrier Systems.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain prior years balances have been reclassified to conform to the current year presentation.

The ownership interest of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.  The Company records all losses after the minority interest liability is reduced to zero.

RESULTS OF OPERATIONS 2001 COMPARED TO 2000

NET SALES

Net sales of $57,143,000 for 2001 decreased 12.8% from 2000 net sales of $65,520,000.  General weakness in both domestic and foreign markets, primarily due to the underlying economy, caused revenues in all major lines of business to decline.

Bogen (domestic)

Telco net sales in 2001 amounted to $14,313,000 compared to $16,773,000 in 2000, a decrease of $2,460,000 or 14.7%.

Net sales of Commercial Audio products amounted to $9,251,000 in 2001, a decrease of 4.1% from net sales of $9,648,000 of such products in 2000.

Net sales of Pro Audio products, through Apogee, amounted to $5,013,000 in 2001, down $893,000, or 15.1%, from $5,906,000 in 2000.

Net sales of the Engineered System line decreased $1,016,000, or 8.0%, to $11,631,000 in 2001 from $12,647,000 in 2000.

Speech Design (foreign)

Speech Design’s products are in the Telco line.  Net sales in 2001 were to $16,935,000 compared to $20,546,000 in 2000, a decrease of $3,611,000, or 17.6%.  In Deutsche Marks (“DM”), net sales in 2001 decreased 14.7%, to 36,987,000 from 43,359,000 DM in 2000.  The decline at Speech Design reflected deep cutbacks on telecommunications spending by end users and telecom carriers and resulting lower sales of Speech Design’s telephone peripheral hardware, music on hold systems, and most other digital voice processing technologies.  This overall decline was offset somewhat by the second consecutive year of 100% annual growth in Unified Messaging revenues.

GROSS PROFIT

The Company’s gross profit in 2001 was $26,965,000, a decrease of $3,394,000 from $30,359,000 in 2000.  As a percentage of sales, 2001 showed an increase to approximately 47.2% from 46.3% in 2000.  This improvement in gross margin percentage primarily reflects changes in sales mix within each of the Company’s segments and lines of business.

Bogen’s gross profit decreased from $19,038,000 in 2000, to $17,530,000 in 2001.  Gross profit as a percentage of sales increased from 42.3% in 2000 to 43.6% in 2001.

Speech Design’s gross profit decreased from $11,321,000 in 2000 to $9,435,000 in 2001.  Gross profit as a percentage of sales increased slightly from 55.1% to 55.7% from 2000 to 2001.  The increase in gross profit as a percentage of sales in 2001 versus 2000 is primarily a result of the recognition in 2000, as cost of goods sold, of certain research and development expenses incurred for developing a software enhancement to a standard Speech Design product for an OEM development project.  The project generated increased cost of goods sold, offset by the reduction of research and development expenses.

RESEARCH AND DEVELOPMENT

Research and Development expense (R&D) was $3,756,000, or 6.6% of sales in 2001, compared to $2,751,000, or 4.2% of sales in 2000.  This increase reflects the Company’s continuing effort to introduce innovative products to the market and to update existing products.  The increase also reflects the effect of the prior year recognition as a cost of sales of certain Speech Design research and development costs relating to fees for an OEM project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) decreased $1,094,000, or 5.0%, from 2000 to 2001.  SG&A expense was $21,052,000, or 36.8% of sales, in 2001 compared to $22,146,000, or 33.8% of sales, in 2000.  The decrease in SG&A is generally a result of overhead cost control initiatives taken by the Company throughout 2001, reduction of expenses related to decreased sales volume, and declines in travel-related costs due to temporary restrictions in the third and fourth quarters of 2001.

ASSET IMPAIRMENT

The Company’s domestic operations recorded a non-cash charge of approximately $1,409,000, reflecting the elimination of all goodwill associated with pro audio acquired assets, in compliance with existing generally accepted accounting principles.  The amount of the impairment was determined by comparing the carrying value of the goodwill to the discounted cash flows of the underlying operations.

RESTRUCTURING AND OTHER CHARGES

In 2001, the Company wrote off all remaining costs, approximately $581,000 of legal fees, incurred to date in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses.  In addition, Speech Design recorded approximately $305,000 in restructuring charges associated with its voicemail business and $176,000 of restructuring charges for the Unified Messaging business.

In 2000, expenses of approximately $310,000 were incurred in connection with the Company’s ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

INTEREST INCOME and EXPENSE

Interest income was $472,000 in 2001, a slight increase from $465,000 in 2000.  The increase in interest income primarily reflects the Company’s increase in cash and marketable securities from December 31, 2000, offset by declining interest rates throughout the year.

Interest expense, was $122,000 in 2001, a decrease of $51,000, or 29.5%, from $173,000 in 2000.  The decrease is primarily a result of the Company’s overall reduced borrowing requirements on short-term credit lines and declining interest rates from 2000.

INCOME TAXES

The Company recorded a tax benefit of approximately $315,000 in 2001.  The tax provision for 2000 resulted in tax expense of $1,381,000.  Foreign taxes decreased by $799,000, a result of reduced profitability and the establishment of a benefit for certain foreign loss carryforwards.  Domestic taxes decreased by $897,000 from 2000, primarily due to lower profits.

RESULTS OF OPERATIONS 2000 COMPARED TO 1999

NET SALES

Net sales of $65,520,000 for 2000 increased 11.3% from 1999 net sales of $58,877,000.  Bogen’s revenues excluding Apogee grew by 11.2%, primarily due to growth in Telco and Engineered Systems,

which increased  $3,438,000 and $1,906,000, respectively, over 1999.  Speech Design revenues declined 4.7% in U.S. dollars from 1999 although in local currency Speech Design revenues grew 8.7%; currency exchange fluctuation negatively impacted reported revenues.

Bogen (domestic)

Telco (U.S.) net sales in 2000 amounted to $16,773,000 compared to $13,335,000 in 1999, an increase of 25.8%.  The increase of Telco sales is attributable to sales achieved under the Lucent OEM agreement entered into in November 1999, partly offset by a decrease in sales of non-OEM product.

Net sales of Commercial Audio products amounted to $9,648,000 in 2000, a decrease of 12.8% from net sales of $11,060,000 of such products in 1999.  The decrease reflects the continued weakness of overall demand and the withdrawal from the NEAR Home Theater market.

Net sales of Pro Audio products, through Apogee, amounted to $5,906,000 in 2000, up significantly from $2,185,000 in 1999.  The increase results from the full year inclusion of Apogee, which was acquired in August 1999.

Net sales of the Engineered System line increased 17.7% from $10,741,000 in 1999 to $12,647,000 in 2000.  This increase is primarily attributed to the introduction of new products, the expansion of the Bogen sales force and continuing availability of funding for school technology and communications installations.

Speech Design (foreign)

Speech Design’s products are in the Telco line. Net sales in 2000 amounted to $20,546,000 compared to $21,556,000 in 1999, a decrease of 4.7%.  In Deutsche Marks (“DM”), net sales in 2000 increased to 43,359,000 DM, 8.7% over 39,886,000 DM for 1999.

GROSS PROFIT

The Company’s gross profit in 2000 was $30,359,000, or approximately 46.3% of sales, an increase of  $1,800,000, or 6.3%, compared to $28,559,000, or 48.5% of sales, in 1999.

Bogen’s gross profit increased from $16,016,000 in 1999, to $19,038,000 in 2000.  Gross profit as a percentage of sales decreased slightly from 42.9% in 1999 to 42.3% in 2000.  This decrease reflects the full year inclusion of Apogee product sales, which traditionally obtain lower gross margins than core Bogen products, offset by improvements achieved by reducing overhead cost through the outsourcing of the NEAR manufacturing operations in July 1999 and the better absorption of fixed costs relative to sales volume.

Speech Design’s gross profit decreased from $12,543,000 in 1999 to $11,321,000 in 2000.  Gross profit as a percentage of sales decreased from 58.2% to 55.1% from 1999 to 2000.  The decrease in gross profit as a percentage of sales is primarily a result of the recognition, as cost of goods sold, of certain research and development expenses incurred for developing a software enhancement to a standard Speech Design product for an OEM development project in 2000.  The project generated increased cost of goods sold, offset by the reduction of research and development expenses.

RESEARCH AND DEVELOPMENT

Research and Development expense (R&D) was $2,751,000, or 4.2 % of sales in 2000, compared to $4,419,000, or 7.5% of sales in 1999.  This decrease primarily reflects Speech Design’s reduction of research and development expenses, relating to fees for an OEM project which were recognized as cost of sales, and Bogen’s reduction of certain outside development fees offset by the full year inclusion of research and development expenses at Apogee.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) increased by $4,078,000, or 22.6%, from 1999 to 2000.  SG&A expense was $22,146,000, or 33.8% of sales, in 2000 compared to $18,068,000, or 30.7% of sales, in 1999.  SG&A expenses include approximately $1,400,000 of additional costs due to the full year inclusion of Apogee.  The remaining increase is generally a result of expenses incurred to support sales and marketing programs for existing and new product lines at Bogen, in particular the Lucent OEM business, the marketing of Speech Design’s new Teleserver Pro and Thor platforms in Europe, and the expansion of the sales force at Speech Design to address the PABX after-market.

RESTRUCTURING AND OTHER CHARGES

Expenses of approximately $310,000 were incurred in connection with the Company’s ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

INTEREST INCOME and EXPENSE

Interest income was $465,000 in 2000, an increase of $408,000 from $57,000 in 1999.  The increase in interest income primarily reflects the Company’s investment of net cash proceeds from the warrants exercised in the first half of 2000.

Interest expense, was $173,000 in 2000, a decrease of $92,000, or 34.7%, from $265,000 in 1999.  The decrease is primarily a result of the Company’s overall reduced borrowing requirements on short-term credit lines.

INCOME TAXES

The Company incurred approximately $1,381,000 in taxes in 2000, a decrease of $56,000 from $1,437,000 in 1999.  Foreign taxes decreased by $748,000, mainly as a result of the Company’s ability to utilize certain foreign loss carry forwards, the reduction of a portion of the foreign operations’ valuation allowances and reduced profits.  Domestic taxes increased by $692,000 from 1999 primarily resulting from the reduction of a portion of the U.S. operation’s valuation allowance in 1999, which did not recur in 2000.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

In the economic climate of 2001, the Company increased its focus on cost control and cash and asset management, while supporting its product lines and distribution channels.  Cash utilization focused on debt reduction, facilities improvements, and adding shareholder value.

The Company’s operations generated $6,858,000 of net cash through effective working capital and cash management.  Although the Company reported a net loss of $728,000, receivables and inventory decreased by $1,322,000 and $1,807,000, respectively.  Net non-cash charges totaled $3,325,000.  These charges were depreciation and amortization expenses of $2,813,000; $1,409,000 to eliminate all goodwill associated with pro audio acquired assets; increased accounts receivable and inventory obsolescence reserves of $606,000; and acquired tax benefits of $107,000 charged to goodwill.  The non-cash expenses were partly offset by adjustments to deferred income taxes of $1,515,000 and minority interest credits of $96,000.  In addition, prepaid expenses and other current assets decreased by $509,000, accounts payable increased by $515,000, and net changes in other operating assets and liabilities amounted to $109,000.

Net cash expended for investing activities of $5,163,000 included $1,193,000 for equipment, computer hardware and software, and other fixed assets and $3,970,000 to purchase certain trading marketable securities.

Net cash used for financing activities was $2,868,000.  In an effort to improve shareholder value, the Company paid $3,133,000 to repurchase 1,012,211 common shares through a self-tender offer.  The Company continued to reduce its overall debt by paying down $145,000 of its existing lines of credit and $251,000 of capitalized lease obligations.  The Company received $661,000, net, when it sold 2% of a newly formed subsidiary holding the Company’s European operations to a venture capital subsidiary of Deutsche Telekom.

As of December 31, 2001, the Company’s total liabilities were $8,061,000, of which $7,630,000 is due and payable within one year.

On April 21, 1998, the Company and BCI entered into a $27 million credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“The Agreement”), under which the working capital line was reduced to $5 million and the parties agreed to an unsecured $20 million line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met.  The Company was not in compliance with one covenant for the period ended December 31, 2001, for which it received a waiver from Key.  As of December 31, 2001 and 2000, Bogen had no short-term domestic borrowings outstanding under either the Agreement or the Facility.

The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  The interest rate at December 31, 2001, was 4.75%.

Speech Design has credit lines and overdraft facilities of approximately 8.7 million Deutsche Marks (“DM”) (approximately U.S. $3.9 million) from six banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 15 million DM (U.S. $6.8 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the Euribor rate, which was 3.330% at December 31, 2001.

At December 31, 2001 and 2000, Speech Design had short-term borrowings amounting to $973,000 and $1,201,000, respectively.  The amounts available under Speech Design’s credit lines were approximately $3.0 million at December 31, 2001, with rates tied to short-term bank notes and Euromarket loans.  At December 31, 2001 and 2000, these rates ranged from 6.5% to 15.25%.

There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.   The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

INFLATION

Inflation did not have a material effect on the Company’s results during the periods discussed herein.

CURRENCY FLUCTUATIONS

Approximately 30% of the Company’s 2001 revenues were derived outside of the United States, primarily in Germany.  Accordingly, currency fluctuations may impact the Company’s earnings.  Over the course of 2001, the Deutsche Mark exchange rate averaged DM 2.1844 to the U.S. dollar, with a low of 2.0377 and a high of 2.3440.  This represents a 15.0% movement of the DM vs. the U.S. dollar throughout the year.

Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries’ financial statements are accumulated in a separate component of stockholders’ equity.  Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

ECONOMIC ENVIRONMENT-ASIA

Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States.  Over the past few years, since the economic crisis of 1997 and 1998 in the Asia Pacific Region, financial conditions have improved and stabilized in the Republic of South Korea.  The Company’s manufacturing partners are believed to be financially stable.

The Company continues to enjoy the long-established relationships it has built with these manufacturing partners.  The Company approved additional manufacturing partners in 1999 in the United States, Mexico, and Switzerland as part of an effort to diversify and expand its manufacturing sources. However, there can be no assurances that events beyond the Company’s control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting in material adverse effects on the Company’s results of operations.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are as follows:

•    revenue recognition;

•    estimating valuation allowances and accrued liabilities, specifically sales returns and the allowance for doubtful accounts;

•    accounting for income taxes;

•    valuation of long-lived and intangible assets and goodwill; and

•    determining functional currencies for the purposes of consolidating our international operations.

REVENUE RECOGNITION

The Company derives its revenue from primarily two sources (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products.  The Company recognizes revenue from the sale of equipment upon shipment.  Services and support revenue are recognized upon customer acceptance where a product deliverable or repair is called for, or ratably over the contract term in the case of support or maintenance contracts.  In the case of services subject to customer acceptance, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

SALES RETURNS AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Specifically, management must make estimates of potential future product returns related to current period product revenue.  Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.  The provision for sales returns and other allowances amounted to $234,000 in 2001.  Similarly, management must make estimates of the uncollectability of accounts receivables.  Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Accounts receivable balance was $5,819,000, net of allowance for doubtful accounts of $471,000 as of December 31, 2001.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  To the extent it establishes a valuation allowance or increases this allowance in a period, the Company includes an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes,

deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The Company has recorded a valuation allowance of $948,000 as of December 31, 2001, due to uncertainties related to its ability to utilize certain deferred tax assets, primarily domestic and foreign net operating losses carried forward.  The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or these estimates are adjusted in future periods the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

The net current deferred tax asset as of December 31, 2001 was $1,454,000.  The net long term deferred tax asset as December 31, 2001 was $590,000, net of a valuation allowance of $948,000.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•    significant underperformance relative to expected historical or projected future operating results;

•    significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business and

•    significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds.  Net intangible assets, long-lived assets, and goodwill amounted to $19,831,000 as of December 31, 2001.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company will cease to amortize goodwill.  The Company has recorded approximately $935,000 of amortization on these amounts during 2001 and would have recorded approximately $935,000 of amortization during 2002.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter.  The Company expects to complete the initial review during the first half of 2002.

The Company currently does not expect to record an impairment charge upon completion of the initial impairment review.  However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

The Company has several foreign subsidiaries which together account for approximately 30% of our net revenues, 20% of assets and 42% of total liabilities as of December 31, 2001.

In preparing the consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars.  This process results in exchange gains and losses that, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of net equity under the caption “accumulated other comprehensive loss.”

Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary.  Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive loss.  If the Company disposes of a subsidiary, any cumulative translation gains or losses would be realized into the statement of operations.

Based on the assessment of the factors discussed above, the Company considers the relevant subsidiary’s local currency to be the functional currency for each of its international subsidiaries.  Accordingly the Company had cumulative translation losses of approximately $1,386,000 and $1,032,000, which were included as part of accumulated other comprehensive loss within its balance sheet at December 31, 2001 and 2000, respectively.  During 2001, 2000 and 1999, translation adjustments of $354,000, $475,000, and $420,000, respectively, were included under accumulated other comprehensive loss.

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which it transacts business against the United States dollar.  Any future translation gains or losses could be significantly higher than those noted in each of these years.  In addition, if determined that a change in the functional currency of one of its subsidiaries has occurred at any point in time the Company would be required to include any translation gains or losses from the date of change in our statement of operations.

OTHER

Recent Accounting Pronouncements

In 2000, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF), Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.  Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold.  As a result of this reclassification, sales were increased by $1,009,000 and $879,000 and cost of sales were increased by $2,261,000 and $1,924,000 for the years ended December 31, 2000 and 1999, respectively.  There is no effect on operating income.

In 2001, the Company adopted the provisions of EITF Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classified customer rebates as a reduction of sales, and Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that which were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $673,000, $743,000, and $489,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  There is no effect on operating income.

In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.”

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

In July 2001, Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires that goodwill no longer be amortized.  In addition, SFAS 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize approximately $15,189,000 of net goodwill.

In addition, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142.  The impairment review will involve a two-step process as follows:

                             •   Step 1 — We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units.  For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to step 2.  If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

                             •   Step 2 — We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities.  This will derive an implied fair value for the reporting unit’s goodwill.  We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We expect to complete this review during the first half of 2002.  We do not expect to record an impairment charge upon completion of the initial review.  However, there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively.  We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union (the “participating countries”) established fixed conversion rates between their existing sovereign currencies (the “legacy currencies”) and the Euro.  The participating countries adopted the Euro as their common legal currency on that date.  As of January 1, 1999, a newly created European Central Bank was established to control monetary policy, including money supply and interest rates for the participating countries.  The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the “transition period”).

During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country’s legacy currency on a “no compulsion, no prohibition” basis.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company’s debt and credit facilities.  The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation.  In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 2001.

The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2001.  Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date.

The table below presents principal cash flows by year of maturity based on the terms of the debt.  The variable interest rate disclosed represents the rate at December 31, 2001.  Changes in the LIBOR and Prime interest rates during fiscal 2001 will have a positive or negative effect on the Company’s interest expense.  Each 1% fluctuation in the LIBOR and Prime interest rates will increase or decrease annual interest expense for the Company by approximately $11, based on the debt outstanding as of December 31, 2001.  Further information specific to the Company’s debt is presented in Notes 7 and 8 to the consolidated financial statements.

DESCRIPTION	ESTIMATED FAIR VALUE	CARRYING AMOUNT	YEAR OF MATURITY 2002
Revolving credit facilities	$973,000	$973,000	$973,000
Variable Interest Rate
• Prime			4.750%
• LIBOR			1.876%
• Euribor			3.330%
Advances and notes payable to third party	$120,000	$120,000	$0
• Swiss variable interest rate			6.500%

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

Financial information regarding the breakdown of the Company’s foreign and domestic operations is disclosed in note 19 to the Company’s Consolidated Financial Statements.

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

INDEPENDENT AUDITOR’S REPORT

The Stockholders and Board of Directors

Bogen Communications International, Inc:

We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey

February 27, 2002

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,001	$12,158
Marketable securities	3,970	—
Trade receivables (net of allowance for doubtful accounts of $471 and $557 at December 31, 2001 and 2000, respectively)	5,819	7,433
Other receivables	172	847
Inventories, net	12,306	14,608
Prepaid expenses and other current assets	519	1,063
Current deferred income taxes	1,454	1,591
TOTAL CURRENT ASSETS	35,241	37,700

Equipment and leasehold improvements, net	3,746	4,299
Goodwill, net	15,189	17,768
Other intangible assets, net	896	1,072
Deferred income taxes	590	—
Other assets	145	273

TOTAL ASSETS	$55,807	$61,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$973	$1,201
Advances and notes payable to related parties	—	124
Current maturities of capital lease obligations	267	245
Accounts payable	1,910	2,684
Accrued expenses	4,376	3,428
Income taxes payable	104	392
TOTAL CURRENT LIABILITIES	7,630	8,074

Advances and notes payable to related parties	120	—
Deferred income taxes	—	1,123
Capital lease obligations, less current maturities	11	288
Minority interest	219	80
Other long-term liabilities	81	—
TOTAL LIABILITIES	8,061	9,565

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Common stock - $.001par value; 50,000,000 shares authorized; 9,100,745 shares issued and outstanding at December 31, 2001, and 10,112,956 shares issued and outstanding at December 31, 2000	9	10
Additional paid-in-capital	45,565	48,283
Retained earnings	3,590	4,318
Accumulated other comprehensive loss	(1,386)	(1,032)
Treasury stock at cost - 3,572 shares at December 31, 2001 and 2000	(32)	(32)
TOTAL STOCKHOLDERS’ EQUITY	47,746	51,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,807	$61,112

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2001	2000	1999
Net sales	$57,143	$65,520	$58,877
Cost of goods sold	30,178	35,161	30,318
Gross profit	26,965	30,359	28,559

Operating expenses:
Research and development	3,756	2,751	4,419
Selling, general and administrative	21,052	22,146	18,068
Amortization of intangibles, primarily goodwill	1,107	1,017	866
Asset impairment	1,409	—	—
Restructuring and other charges	1,062	310	—
Income (loss) from operations	(1,421)	4,135	5,206

Other (income) expenses:
Interest income	(472)	(465)	(57)
Interest expense	122	173	265
Minority interest of consolidated subsidiaries	(96)	80	—
Other (income) expense, net	68	(100)	61
Income (loss) before income taxes	(1,043)	4,447	4,937

Income tax expense (benefit)	(315)	1,381	1,437

Net income (loss)	$(728)	$3,066	$3,500

Basic net income (loss) per common share	$(0.07)	$0.33	$0.52

Diluted net income (loss) per common share	$(0.07)	$0.31	$0.45

Weighted average number of common shares outstanding-Basic	10,054,719	9,178,790	6,697,530

Weighted average number of common shares outstanding-Diluted	10,054,719	9,780,582	7,737,921

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

(In Thousands of Dollars, Except Share and Per Share Amounts)

				Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Amount				Number of Shares	Amount	Total
Balance at January 1, 1999	6,654,471	$7	$29,433	$(2,248)	$(137)	—	$—	$27,055

Sale of common stock and warrants	129,650	—	713	—	—	—	—	713

Tax benefit from exercise of common stock options	—	—	44	—	—	—	—	44
Costs of secondary public offering	—	—	(97)	—	—	—	—	(97)
Comprehensive income:
Net income	—	—	—	3,500	—	—	—
Translation adjustments	—	—	—	—	(420)	—	—
Comprehensive income	—	—	—	—	—	—	—	3,080

Balance at December 31, 1999	6,784,121	7	30,093	1,252	(557)	—	—	30,795

Sale of common stock and warrants	3,328,835	3	18,137	—	—	—	—	18,140
Tax benefit from exercise of common stock options	—	—	53	—	—	—	—	53
Treasury stock	—	—	—	—	—	3,572	(32)	(32)
Comprehensive income:
Net income	—	—	—	3,066	—	—	—
Translation adjustments	—	—	—	—	(475)	—	—
Comprehensive income	—	—	—	—	—	—	—	2,591

Balance at December 31, 2000	10,112,956	$10	$48,283	$4,318	$(1,032)	3,572	$(32)	$51,547

Sale of subsidiary common stock	—	—	414	—	—	—	—	414
Common stock repurchase	(1,012,211)	(1)	(3,132)	—	—	—	—	(3,133)
Comprehensive income:
Net loss	—	—	—	(728)	—	—	—
Translation adjustments	—	—	—	—	(354)	—	—
Comprehensive income	—	—	—	—	—	—	—	(1,082)

Balance at December 31, 2001	9,100,745	$9	$45,565	$3,590	$(1,386)	3,572	$(32)	$47,746

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(728)	$3,066	$3,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,706	1,549	1,033
Goodwill impairment	1,409	—	—
Amortization of goodwill and intangible assets	1,107	1,017	866
Provisions for doubtful accounts and inventory obsolescence	606	483	484
Utilization of pre-acquisition NOL charged to goodwill	107	107	107
Deferred income taxes	(1,515)	(533)	(478)
Minority interest	(96)	80	—
Change in operating assets and liabilities (net of effects from acquisitions):
Receivables	1,322	(260)	(2,806)
Inventories	1,807	(5,637)	(1,484)
Prepaid expenses and other current assets	509	(352)	33
Accounts payable and accrued expenses	515	(2,036)	71
Other	109	(451)	(134)
Net cash provided by (used in) operating activities	6,858	(2,967)	1,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(1,193)	(2,061)	(1,825)
Purchase of marketable securities	(3,970)	—	—
Acquisition of intangibles	—	(312)	(36)
Net cash used in investing activities	(5,163)	(2,373)	(1,861)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	—	18,140	757
Cost of common shares repurchased	(3,133)	—	—
Net proceeds from sale of subsidiary common stock	661	—	—
Costs of secondary offering	—	—	(97)
Payments under Apogee pre-acquisition debt	—	—	(422)
Principal payments under capital lease obligations	(251)	(240)	(180)
(Decrease) increase in borrowings under revolving credit agreements	(145)	(1,150)	323
Net cash (used in) provided by financing activities	(2,868)	16,750	381

Effects of foreign exchange rate on cash	16	(44)	32

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,157)	11,366	(256)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,158	792	1,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,001	$12,158	$792

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$112	$197	$212
Cash paid for income taxes	1,168	3,493	1,136

NON-CASH FINANCING ACTIVITIES:
Capital lease obligations related to new office equipment	—	58	867

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION

Bogen Communications International, Inc., together with its subsidiaries, (the “Company”) is engaged in the development, manufacturing and marketing of audio and communication products.  Product lines sold by the Company include Telephone Paging Products, voicemail, and Unified Messaging products and services (“Telco”), Commercial Audio Products (“Commercial Audio”) and Intercom/Paging Equipment (“Engineered Systems”).  The Company’s operations are located in the United States, Germany, Switzerland and Israel.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiaries: New England Audio Resource Corp. (“NEAR”), which combined with BCI in 1999, and Apogee Sound International, LLC (“Apogee”); the Company’s 98% owned subsidiary, Speech Design International Inc. (“SDI”), SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); Speech Design’s 67% owned subsidiary Satelco AG (“Satelco”); and Speech Design’s wholly-owned subsidiaries: Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”), formerly Digitronic Computersysteme GmbH.  All significant inter-company balances and transactions have been eliminated in consolidation.

The ownership interest of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.  The Company records all losses after the minority interest liability is reduced to zero.

REVENUE RECOGNITION

The Company derives its revenue from primarily two sources: (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products.  The Company recognizes revenue from the sale of equipment upon shipment.  Services and support revenue are recognized upon customer acceptance where a product deliverable or repair is called for, or ratably over the contract term in the case of support or maintenance contracts.  In the case of services subject to customer acceptance, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In 2000, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF), Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.  Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold.  As a result of this reclassification, sales were increased by $1,009 and $879 and cost of sales were increased by $2,261 and $1,924 for the years ended December 31, 2000 and 1999, respectively.  There is no effect on operating income.

In 2001, the Company adopted the provisions of EITF Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classified customer rebates as a reduction of sales, and Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $673, $743, and $489 for the years ended December 31, 2001, 2000, and 1999, respectively.  There is no effect on operating income.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired in purchase transactions. Goodwill is being amortized using the straight-line method over periods of between 7 to 40 years.  The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.  The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized until the Company’s adoption of SFAS No. 142 on January 1, 2002.  In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.  The Company has approximately $15,189 of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 142.

Amortization expense related to goodwill was approximately $935, $899, and $792 for the years ended December 31, 2001, 2000, and 1999, respectively.  In addition, accumulated amortization as of December 31, 2001 includes the effect of the $1,409 writedown of all goodwill associated with pro audio acquired assets.  Other than prospective non-amortization of goodwill, the Company does not expect the adoption of SFAS 142 to have a material effect on its revenue, operating results or liquidity.

CASH AND CASH EQUIVALENTS

Cash includes cash on-hand and all highly liquid debt instruments purchased with original maturities of three months or less.

MARKETABLE SECURITIES

The Company’s investments consist primarily of taxable adjustable rate bonds (7-day put bonds).  There is no unrealized gain or loss on these bonds.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization.  Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.  The estimated useful lives used in computing depreciation of equipment and leasehold improvements are:

•        Machinery, equipment and tooling                        3-17 years

•        Furniture and office equipment                               4-7 years

•        Leasehold improvements                                         lesser of 10 years or remaining lease term

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on tax deferred assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

No provision has been made for Federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries.  These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future.  Such undistributed earnings were $1,554 and $3,842 at December 31, 2001 and 2000, respectively.

INCOME (LOSS) PER COMMON SHARE

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants (anti-dilutive in 2001, 601,792 in 2000, and 1,040,391 in 1999).

STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and revolving credit agreements approximates fair value due to the short-term maturities of these assets and liabilities and the variable interest rate of others.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  These statements establish accounting and reporting standards for derivative instruments, including those embedded on other contracts, and for hedging activities.  They require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.  The Company does not purchase or hold derivative instruments for trading or speculative purposes.  There were no contracts outstanding at December 31, 2001 and 2000, or for the year ending December 31, 2001.

COMPREHENSIVE INCOME

SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  The Company’s comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of stockholder’s equity.  The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

SEGMENT INFORMATION

The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign) and follows the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  (See Note 19).

The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals.  The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the growing European voice processing and Unified Messaging markets.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, marketing and distribution strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes not including other income (expense), nonrecurring gains and losses, and foreign exchange gains and losses.

ISSUANCE OF SHARES BY SUBSIDIARIES

Gains or losses arising from the issuances of shares by subsidiaries, due to changes in the Company’s proportionate share of the value of the issuer’s equity, are recorded as a component of Stockholders’ Equity, pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin topic 5H, “Accounting for Sales of Stock by a Subsidiary”.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS

On August 26, 1999, Bogen Communications, Inc., through Apogee, a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound, Inc., a privately owned company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2,600 of Apogee Sound Inc.’s liabilities.  The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimate of fair market values at the date of acquisition.  In connection with the acquisition, the Company recorded goodwill of  $1,836.  (See note 6).

4.  INVENTORIES

Inventories, net of reserves are, as follows:

	December 31,
	2001	2000
Raw materials and supplies	$3,367	$4,199
Work in progress	627	771
Finished goods	8,312	9,638
	$12,306	$14,608

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements is comprised of the following items:

	December 31,
	2001	2000
Machinery, equipment, vehicles, and tooling	$4,846	$4,623
Furniture and office equipment	6,670	5,969
Leasehold improvements	909	906
	$12,425	$11,498
Less: accumulated depreciation and Amortization	(8,679)	(7,199)
	$3,746	$4,299

In 2001 and 2000, furniture and office equipment includes amounts of $925 under capital lease obligations (see Note 10).

Depreciation and amortization expense was $1,706, $1,549 and $1,033 for the years ended December 31, 2001, 2000, and 1999, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consists of the following:

	December 31,
	2001	2000
Goodwill	$22,535	$22,711
Less: accumulated amortization	(7,346)	(4,943)
	$15,189	$17,768

Intangible Assets	$1,403	$1,423
Less: accumulated amortization	(507)	(351)
	$896	$1,072

Goodwill on the Company’s books is comprised of $14,050 for the acquisition of Bogen, with an amortizable life of 40 years; $241 for the acquisition of NEAR, with a life of 20 years; $1,836 for the Apogee acquisition, with a 15 year life; $5,323 for the purchase of the minority interest in Speech Design, with a life of 20 years; $518 relating to the majority acquisition of Satelco, with a 20 year life; and $567  recorded for the acquisition of Carrier Systems, with an average life of 6 years.  In December 2001, in accordance with current FASB requirements, the Company wrote off the remaining Apogee goodwill balance of $1,409.

Intangible assets on the Company’s books includes $126 for Bogen organization costs, patents and trademarks; $874 for existing technology, trade names, and workforce, as a result of the acquisition of minority interest of Speech Design; and $403 for existing technology, trade names, and workforce as a result of the acquisition of Carrier Systems.  These assets are being amortized over three to ten years.

Amortization of intangibles, primarily goodwill, was $1,107, $1,017 and $866 for the years ended December 31, 2001, 2000, and 1999, respectively.

7.  REVOLVING CREDIT AGREEMENTS

On April 21, 1998, the Company and BCI entered into a $27 million credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“The Agreement”), under which the working capital line was reduced to $5 million and the parties agreed to an unsecured $20 million line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met.  The Company was not in compliance with one covenant for the period ended December 31, 2001, for which it received a waiver from Key.  As of December 31, 2001 and 2000, Bogen had no short-term domestic borrowings outstanding under either the Agreement or the Facility.

The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  The interest rate at December 31, 2001, was 4.75%.

Speech Design has credit lines and overdraft facilities of approximately 8.7 million Deutsche Marks (“DM”) (approximately U.S. $3.9 million) from six banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 15 million DM (U.S. $6.8 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the new credit facility is up to 200 basis points above the Euribor rate, which was 3.330% at December 31, 2001.

At December 31, 2001 and 2000, Speech Design had short-term borrowings amounting to $973 and $1,201, respectively.  The amounts available under Speech Design’s credit lines were approximately $3.0 million at December 31, 2001, with rates tied to short-term bank notes and Euromarket loans.  At December 31, 2001 and 2000, these rates ranged from 6.5% to 15.25%.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

Total outstanding revolving lines of credit are summarized as follows:

	December 31,
	2001	2000
Domestic Lines of Credit Utilized	—	—
Foreign Lines of Credit Utilized:
• Speech Design GmbH	$785	$958
• Speech Design Israel	3	24
• Carrier Systems	125	200
• Satelco	60	19
	$973	$1,201

8.  NOTES PAYABLE TO RELATED PARTIES

There is a $315 original note to the minority shareholders of Satelco, payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate, with the initial payment in February 1995.  The payments of this note were suspended (with the approval of the note holders) until such time as the Satelco subsidiary became profitable.  Payments resumed in 2000 and the note was classified as short-term at December 31, 2000.  In 2001, payments were again suspended and the note was reclassified as long term.  The amounts outstanding were $120 and $124 at December 31, 2001 and 2000, respectively.

9.  INCOME TAXES

The Company’s pre-tax book income (loss) is as follows:

	Years Ended December 31,
	2001	2000	1999
Domestic U.S. operations	$524	$2,508	$2,875
Foreign operations	(1,567)	1,939	2,062

Total	$(1,043)	$4,447	$4,937

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2001	2000	1999
Current income tax	$1,076	$1,872	$1,701
Utilization of acquired tax benefits credited to goodwill	107	107	107
Deferred income tax benefit	(1,498)	(598)	(371)

Total income tax expense (benefit)	$(315)	$1,381	$1,437

The difference between the provision for income taxes computed at the U.S. Federal income tax rate of 34% and the provision as reported are as follows:

	Year Ended December 31,
	2001	2000	1999
Computed “expected” tax expense	$(355)	$1,512	$1,679
State tax expense	115	301	134
Non-deductible expenses	122	401	159
Change in valuation allowance	11	(514)	(959)
Foreign taxes greater (less) than U.S. taxes	(261)	(426)	280
Utilization of acquired tax benefits credited to goodwill	107	107	107
Other	(54)	—	37
Income tax expense (benefit) as reported	$(315)	$1,381	$1,437

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2001	2000
Deferred tax assets:
NOL carryforwards	$657	$764
Foreign loss carryforwards	961	290
Accounts receivable	176	137
Inventory	979	973
Equipment	242	102
Intangibles	597	—
Accrued liabilities	264	269
Deferred revenues	97	—
Deferred rent	18	2
Total deferred tax assets	$3,991	$2,537
Less: valuation allowance	(948)	(946)
Net deferred tax assets	$3,043	$1,591

Deferred tax liabilities:
Intangibles	$871	$1,057
Marketing costs	62	—
Other, net	66	66
Total deferred tax liabilities	$999	$1,123

Total net deferred tax assets	$2,044	$468

The Company has net operating loss (“NOL”) carryforwards of approximately $1,931 for U.S. Federal tax purposes as of December 31, 2001, which expire between the years 2004 through 2010.  Under Section 382 of the Internal Revenue Code of 1986, as amended, these operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.  Subsequently recognized tax benefits, in the amount of $657, relating to the reduction of the valuation allowance as these NOL carryforwards are realized, will be allocated to Goodwill and other intangible assets.

The Company has foreign loss carryforwards of approximately $2,600 as of December 31, 2001.  Certain of these loss carryforwards expire between the years 2002 through 2005.

The valuation allowance for all deferred tax assets as of December 31, 2001 and 2000, was $948 and $946, respectively.  The net change in the total valuation allowance for the year ended December 31, 2001, was an increase of $2.  The net change in the total valuation allowance for the year ended December 31, 2000, was a decrease of $514.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, certain limitations on the utilization of operating loss carryforwards and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income, by jurisdiction, over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10.  LEASES

The Company is obligated under various capital leases for certain office equipment that expire over the next four years.  The gross amount of assets and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2001	2000
Office equipment	$925	$925
Less: accumulated amortization	(541)	(356)
	$384	$569

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

Future minimum annual lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001, are as follows:

YEAR ENDING DECEMBER 31,	CAPITAL LEASES	OPERATING LEASES
2002	299	1,537
2003	6	1,393
2004	5	1,321
2005	1	879
2006	—	576
Thereafter	—	2,275
Total minimum lease payments	$311	$7,981

Less: sales taxes	15

Net minimum lease payments	296

Less: amount representing interest (at rates between 7.6% and 17.9%)	18

Present value of net minimum capital lease payments	278

Less: current installments of obligations under capital leases	267

Obligations under capital leases, excluding Current installments	11

The facility leases include scheduled rent increases over the lease terms.  Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $47 and $0 at December 31, 2001 and 2000, respectively.

Rent expense charged to operations totaled approximately $1,907, $1,740, and $1,552 for the years ended December 31, 2001, 2000, and 1999, respectively.

11.  MINORITY INTEREST

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all equity in Speech Design, the company’s European operation, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765, less expenses of $104.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  As part of the agreement, within thirty days after the second or third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total  amount paid by T-Venture.

Separately, T-Venture signed a marketing agreement entitling it to receive 1% of SDI stock if T-Venture assisted Speech Design in attaining certain Unified Messaging sales objectives by December 31, 2001.  The marketing agreement expired without being exercised at December 31, 2001.

12.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several officers of the Company.  The employment contracts of the Chief Executive Officer and the President of the Company both expired in November 2001and are currently being renegotiated.  The management agreement with the President of BCI’s subsidiary, Apogee Sound International, expires in August 2002.  The management agreements of the two Managing Directors of Speech Design expire in June 2004.  The management agreements with the two managing directors at Speech Design’s subsidiary, Carrier Systems, expire in December 2003.  Compensation accrues to the officers over the term of the contract as their respective services are provided.

LITIGATION

The Company is party, in the ordinary course of business, to various legal actions and claims which relate to its products, intellectual property, employee matters, or other aspects of its operations.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

13.  STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights, and preferences as may be determined from time to time by the Board of Directors.

COMMON STOCK AND WARRANTS

On November 5, 2001, the Company commenced an offer to repurchase up to 1.5 million shares of its common stock in a “Dutch Auction” tender offer at a price between $2.50 and $3.00 per share.  Based on the tenders received, the Company repurchased 1,012,211 shares, for which it paid $3,037, or $3.00 per share, to the tendering shareholders.

In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its initial public offering (“Offering”) on October 15, 1993.  The Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.  Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company.

On March 30, 2000, the Company called these Warrants for redemption for $.01 per Warrant, effective May 1, 2000, after which date all remaining warrants would be cancelled.  Such redemption was authorized by the terms of the Warrant Agreement dated as of October 7, 1993 following any period of twenty trading days on which the Company’s Common Stock market price closes at $10 per share or higher.

On November 26, 1997, D&S Capital, LLC, a limited liability company whose interests are owned by the Chief Executive Officer and President of the Company, acquired 46,295 shares of common stock and warrants to purchase 250,000 shares of restricted common stock at an exercise price of $5.00 per share, for an aggregate purchase price of $250.  The warrants are exercisable in specified increments through January 1, 2003.  Another 575,885 warrants to purchase common stock were issued on November 28, 1997, to Helix Capital II, LLC and subsequently distributed to its former owners and employees.  These warrants have an exercise price of $5.50 and expire in November 2002.

The Company had the following warrants outstanding:

	DECEMBER 31, SHARES		WEIGHTED AVERAGE EXERCISE PRICE	EXPIRATION
	2001	2000
WARRANTS TO PURCHASE COMMON STOCK:
1997 warrants	825,885	825,885	$5.35	November 2002/
				January 2003
	825,885	825,885

14.  STOCK OPTIONS

The Company has a Stock Option Incentive Plan (the “Plan”) under which 1,253,335 shares of the Company’s Common Stock are reserved for issuance pursuant to the Plan.  As of March 29, 2000, the stockholders of the Company approved an amendment to increase the available shares under the plan to 1,500,000.  The Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company.  The options vest over a period of five years and are exercisable at prices determined on a case-by-case basis but not less than the fair market value of the stock at the date of grant and none may be exercised more than 10 years from the date of grant.  From time to time, the Company grants additional stock options to individuals outside of the Plan.  During 1997, the Company granted a total of 325,885 options outside the Plan to the Company’s newly appointed CEO and President.  These options were granted at an exercise price of $5.00 per share, were fully vested in 2000, and will expire 10 years from the date of grant.

Information with respect to the Company’s stock options under the 1996 Plan and discretionary grants are as follows:

STOCK OPTIONS	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1, 1999	1,081,186	5.83
Granted	76,450	6.04
Exercised	(55,500)	5.50
Forfeited	(115,471)	5.58
Outstanding at December 31, 1999	986,665	5.92
Granted	474,300	6.78
Exercised	(94,700)	5.24
Forfeited	(135,500)	5.34
Outstanding at December 21, 2000	1,230,765	6.37
Granted	5,000	5.00
Forfeited	(7,330)	6.06
Outstanding at December 31, 2001	1,228,435

The number of shares and weighted average price of options exercisable at December 31, 2001, was 973,105 shares at $6.24 per share and had a weighted average contractual life remaining of 6.6 years.  At December 31, 2001, 363,583 options were available for future grants under the terms of the Plan. Outstanding options expire prior to December 31, 2010, and are exercisable at prices ranging from $5.00 to $8.50 per share.

The Company has adopted the disclosures provisions of SFAS 123, “Accounting for Stock-Based Compensation”.  This statement defines a fair value method of accounting for an employee stock option or similar equity instrument.  However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” provided it discloses the effect of SFAS 123 in footnotes to the financial statements.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income per common share would have decreased to the pro forma amounts indicated in the table below.

Pro forma net income (loss) and net income (loss) per common share was as follows:

	Years Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(728)	$3,066	$3,500
Pro forma	(1,216)	2,421	2,849
Net income (loss) per common share:
Basic:
As reported	(.07)	.33	.52
Pro forma	(.12)	.26	.44
Diluted:
As reported	(.07)	.31	.45
Pro forma	(.12)	.25	.38

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $5.00 in fiscal 2001 and the following weighted average assumptions: risk-free interest rate of 6.91%; expected option life of 7.5 years; volatility of 55% and no dividend yield.  The average fair value of options granted during 2001 was $5.00.

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

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average exercise price at date of grant of $6.04 in fiscal 1999 and the following weighted average assumptions: risk-free interest rate of 8.00%; expected option life of 7.5 years; volatility of 39% and no dividend yield.  The average fair value of options granted during 2001 was $5.84.

15.  RESTRUCTURING AND OTHER CHARGES

In 2001, Speech Design recorded approximately $481 of restructuring charges, approximately $176 in the third quarter for its Unified Messaging business and approximately $305 in the fourth quarter for its voicemail business.  In addition, the Company wrote off all remaining costs, approximately $581 of legal fees, incurred to date in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses.  In 2000, the company expensed $310 of costs related to its exploration of strategic alternatives.  All restructuring and other charges are reported on a separate line in the Consolidated Statements of Operations.

As of December 31, 2001, cash payments of approximately $1,172 had been made for these charges.  The remaining liability to be paid was $200.

16.  INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed by dividing net earnings per common share by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share gives effect to all diluted potential common shares that were outstanding during the period.  Potential common shares are not included in the calculation of diluted earnings per share if their inclusion would be anti-dilutive.  Potential common shares attributable to outstanding options and warrants have not been included in the calculation of diluted earnings per common share for the year ended December 31, 2001, since their inclusion would have been anti-dilutive.

17.  RELATED PARTY TRANSACTIONS

Pursuant to a Mergers & Acquisition Engagement Agreement, dated August 1997, as amended on November 29, 1997, and the Amended and Restated Mergers & Acquisition Engagement Agreement, effective as of October 1, 1998, between the Company and Helix Capital Services, Inc. (“Helix Services”), the Company paid Helix Services approximately $374 in 1998, including an aggregate of $210 in monthly retainer fees and $164 for services rendered in connection with the Speech Design acquisition.  Pursuant to the Amended and Restated Mergers & Acquisition Agreement, Helix Services acted as the principal financial advisor and, subject to certain exceptions, the exclusive mergers and acquisition advisor for the Company and all of its domestic subsidiaries.  In exchange for such services, the Company paid Helix Services a $10 monthly retainer fee (prior to October 1, 1998, the monthly retainer fee was $20) and, in the event the Company consummated a financing or other extraordinary corporate transaction, an additional fee equal to a minimum of 2% of the acquisition price, subject to reduction in certain circumstances.

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

18.  EMPLOYEE BENEFIT PLANS

Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 2001, 2000, and 1999, were approximately $15, $16, and $44, respectively.

Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan.  The Company provides a matching contribution to a portion of funds contributed by employees.  Amounts charged to expense were $124, $132, and $100 for the years ended December 31, 2001, 2000, and 1999, respectively.

19.  SEGMENTS

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

The following table presents information about the Company by segment/geographic area. Inter segment revenues and transfers are not considered material:

	BOGEN	SPEECH DESIGN
2001:
Revenue from external customers	$40,208	$16,935
Depreciation and amortization	1,555	1,012
Operating profit (loss)	1,141	(1,525)
Total assets	39,515	14,047
Expenditures for segment assets	458	735

2000:
Revenue from external customers	$44,974	$20,546
Depreciation and amortization	1,547	705
Operating profit	3,084	2,093
Total assets	41,963	17,528
Expenditures for segment assets	1,132	929

1999:
Revenue from external customers	$37,321	$21,556
Depreciation and amortization	962	627
Operating profit	3,574	2,180
Total assets	28,433	14,721
Expenditures for segment assets	1,821	803

A reconciliation of reportable segment operating profit and assets to the Company’s consolidated totals are as follows:

	2001	2000	1999
Operating profit (loss)
Total operating profit (loss) for reportable segments	$(384)	$5,177	$5,754
Other corporate expenses	(1,037)	(1,042)	(548)

Operating profit (loss)	$(1,421)	$4,135	$5,206

Assets
Total assets for reportable segments	$53,562	$59,491	$43,154
Elimination of receivables/payables	—	(157)	(69)
Other unallocated amounts	2,245	1,778	793

Consolidated Total	$55,807	$61,112	$43,878

20.  CREDIT CONCENTRATION

The Company had no customers that individually accounted for more than 10% of total consolidated net sales in 2001 or 2000.  Speech Design had revenues in 1999 from two customers that totaled $13,060.  Bogen had one customer in 1999 with sales of $5,885.  Each was greater than 10% of the Company’s total revenues.

21.  QUARTERLY FINANCIAL DATA  (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2001

Net Sales	$13,846	$15,792	$15,213	$12,292	$57,143

Gross Profit	6,805	7,399	7,233	5,528	26,965

Income (Loss) from Operations	(643)	983	(51)	(1,710)	(1,421)

Net Income (Loss)	(216)	676	(232)	(956)	(728)

Net Income (Loss) per Share:
Basic	(0.02)	0.07	(0.02)	(0.10)	(0.07)
Diluted	(0.02)	0.07	(0.02)	(0.10)	(0.07)

2000

Net Sales	$16,263	$17,072	$16,929	$15,256	$65,520

Gross Profit	7,590	7,991	8,475	6,303	30,359

Income from Operations	655	1,590	1,843	47	4,135

Net Income	302	872	1,130	762	3,066

Net Income per Share:
Basic	0.04	0.09	0.11	0.09	0.33
Diluted	0.03	0.09	0.11	0.08	0.31

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement, including the Stock Price Performance Graph and the Board of Directors Report on Executive Compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements See “Item 8. Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E		COLUMN F
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER		DEDUCTION		BALANCE AT END OF PERIOD
DESCRIPTION

Year ended December 31, 2001:
Allowance for Doubtful accounts	$557	$248	$(1	) (c)	$(333	) (a)	$471
Reserve for sales returns and allowances	282	234	—		(70	) (e)	446
Reserve for inventory obsolescence	1,358	291	(21	) (c)	(147	) (b)	1,481
	$2,197	$773	$(22)		$(550)		$2,398

Year ended December 31, 2000:
Allowance for Doubtful accounts	$650	$321	$(2	) (c)	$(412	) (a)	$557
Reserve for sales returns and allowances	172	396			(286	) (e)	282
Reserve for inventory obsolescence	1,093	318	(24	) (c)	(29	) (b)	1,358
	$1,915	$1,035	$(26)		$(727)		2,197

Year ended December 31, 1999:
Allowance for doubtful accounts	$424	$290	$397	(d)	$(461	) (a)	$650
Reserve for sales returns and allowances	100	72					172
Reserve for inventory obsolescence	743	194	596	(d)	(440	) (b)	1,093

	$1,267	$556	$993		$(901)		$1,915

(a)       Uncollectible accounts written off, net of recoveries.

(b)      Write-off of obsolete inventory.

(c)       Currency exchange effect.

(d)      Assumption of Apogee allowances and reserves, net of currency exchange effects.

(e)       Write-off of prior year returns

(b)           Reports on Form 8-K

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

S-K for an Annual Report on Form 10-K):

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

3.3	Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995 and filed with the Secretary of State of the State of Delaware on March 10, 1995. (2)

3.4	Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995. (3)

4.1	Form of Common Stock Certificate. (1)

4.5	Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan. (5)

10.1	Form of Indemnification Agreement between the Company and its officers, directors and advisors. (4)

10.2	Summary of Agreement for Business Credit between Speech Design GmbH and Statelparkasse Munchen. (6)

10.7	Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

10.8	Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

10.9	Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss. (7)

10.10	Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer. (7)

10.11	Common Stock and Warrant Purchase Agreement, dated November 26, 1997 between the Company and D&S Capital, LLC. (7)

10.12	Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC. (7)

10.14	Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc. (8)

10.15	Warrant, dated November 28, 1997, issued by Bogen Communications International, Inc. to Helix Capital II, LLC. (8)

10.17	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski. (9)

10.18	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler. (10)

10.19	Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association. (9)

10.20	Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation. (9)

10.22	Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association. (9)

10.23	Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association. (9)

10.24	Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association. (9)

10.25	Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association. (9)

10.26	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)

10.27	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association. (9)

10.28	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association. (9)

10.29	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association. (9)

10.30	Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank. (10)

10.33	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Guss. (11)

10.34	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer. (11)

10.35	Bogen Communications International, Inc. Amended and Restated Stock Incentive Plan (12)

10.36	Amendment to premises lease between Ramsey 96, L.L.C. and Bogen Communications, Inc. dated July 31, 2000 (13)

10.37

Common Stock and Warrant Purchase Agreement between Bogen Communications International, Inc, Speech Design International Inc., Speech Design GmbH and 2.T-Telematik Venture Beteiligungsgesellschaft mbH dated September 27, 2001.  (14)

10.38	Marketing Agreement between Speech Design International Inc. and 2.T-Telematik Venture Beteiligungsgesellschaft mbH dated September 27, 2001. (14)

10.39	Modification Agreement dated August 17, 2001, between and among Bogen Communications International, Inc., Bogen Communications Inc., and KeyBank National Association. (15)

10.40	Management Agreement dated June 29, 2001, between Speech Design GmbH and Kasimir Arciszewski. (15)

10.41	Management Agreement dated June 29, 2001, between Speech Design GmbH and Hans Meiler. (15)

99.1

Minority Interest Agreement press release between Bogen Communications International, Inc, Speech Design International Inc., Speech Design GmbH and 2.T-Telematik Venture Beteiligungsgesellschaft GmbH dated October 1, 2001.  (14)

*21.1	Subsidiaries of the Company

*23.1	Consent of KPMG LLP

*Filed Herewith

  (1)                            Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-65294) dated October 7, 1993.

  (2)                            Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

  (3)                            Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

  (4)                            Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K dated August 21, 1995.

  (5)                            Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-21245) dated February 4, 1997.

  (6)                            Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

  (7)                            Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, dated November 25, 1997.

  (8)                            Incorporated by reference and the Exhibits to the Company’s Current Report on Form 8-K, dated December 12, 1997.

  (9)                            Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, dated May 20, 1998.

(10)                            Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(11)                            Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(12)                            Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(13)                            Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(14)                            Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated October 9, 2001.

(15)                            Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ Jonathan Guss	By:	/s/ Maureen A. Flotard

	Jonathan Guss,		Maureen A. Flotard
	Chief Executive Officer		Chief Financial Officer and Secretary
	(Principal Executive Officer)		(Principal Financial Officer)

By:	/s/ Michael P. Fleischer

Michael P. Fleischer,
President
(Principal Executive Officer)

Date: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2002, by the following persons on behalf of the Registrant in the capacities indicated.

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