Form 10-Q
period 2002-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2002-05-03
CIK 908517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(201) 934-8500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes       ☒          No

As of April 26, 2002, 9,455,995 shares and restricted shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share and Per Share Amounts)

	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,784	$11,001
Marketable securities	3,675	3,970
Trade receivables (net of allowance for doubtful accounts of $518 and $471 at March 31, 2002, and December 31, 2001, respectively)	6,028	5,819
Other receivables	244	172
Inventories, net	12,268	12,306
Prepaid expenses and other current assets	479	519
Current deferred income taxes	1,452	1,454
TOTAL CURRENT ASSETS	33,930	35,241

Equipment and leasehold improvements, net	3,425	3,746
Goodwill, net	15,131	15,189
Other intangible assets, net	854	896
Deferred income taxes	927	590
Other assets	185	145

TOTAL ASSETS	$54,452	$55,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$107	$973
Current maturities of capital lease obligations	203	267
Accounts payable	2,101	1,910
Accrued expenses	4,017	4,376
Income taxes payable	324	104
TOTAL CURRENT LIABILITIES	6,752	7,630

Advances and notes payable to related parties	118	120
Capital lease obligations, less current maturities	11	11
Minority interest	219	219
Other long-term liabilities	59	81
TOTAL LIABILITIES	7,159	8,061

STOCKHOLDERS’ EQUITY

Preferred stock – $.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2002, and December 31, 2001	—	—
Common stock – $.001par value; 50,000,000 shares authorized; 9,100,745 shares issued and outstanding at March 31, 2002, and December 31, 2001	9	9
Additional paid-in-capital	45,565	45,565
Retained earnings	3,307	3,590
Accumulated other comprehensive loss	(1,556)	(1,386)
Treasury stock at cost – 3,572 shares at March 31, 2002, and December 31, 2001	(32)	(32)
TOTAL STOCKHOLDERS’ EQUITY	47,293	47,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,452	$55,807

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$12,376	$13,846
Cost of goods sold	6,943	7,041
Gross profit	5,433	6,805

Operating expenses:
Research and development	875	1,303
Selling, general and administrative	4,795	5,835
Amortization of goodwill	—	234
Amortization of intangibles	40	41
Restructuring and other charges	—	35
Loss from operations	(277)	(643)

Other (income) expenses:
Interest income	(99)	(148)
Interest expense	74	31
Other (income) expense, net	4	(19)
Loss before income taxes	(256)	(507)

Income tax expense (benefit)	27	(291)

Net loss	$(283)	$(216)

Basic net loss per common share	$(0.03)	$(0.02)

Diluted net loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding-Basic	9,100,745	10,112,956

Weighted average number of common shares outstanding-Diluted	9,100,745	10,112,956

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Number of Shares	Amount				Number of Shares	Amount
Balance at January 1, 2002	9,100,745	$9	$45,565	$3,590	$(1,386)	3,572	$(32)	$47,746

Comprehensive income:
Net loss	—	—	—	(283)	—	—	—	—
Translation adjustments	—	—	—	—	(170)	—	—	—
Comprehensive income	—	—	—	—	—	—	—	(453)

Balance at March 31, 2002	9,100,745	$9	$45,565	$3,307	$(1,556)	3,572	$(32)	$47,293

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(283)	$(216)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	417	432
Amortization of goodwill	—	234
Amortization of intangible assets	40	41
Provisions for doubtful accounts	67	38
Utilization of pre-acquisition NOL charged to goodwill	27	27
Deferred income taxes	(328)	(9)
Change in operating assets and liabilities:
Receivables	(132)	51
Inventories	(16)	(522)
Prepaid expenses and other current assets	39	(75)
Accounts payable and accrued expenses	(156)	(863)
Other	(62)	(113)
Net cash used in operating activities	(387)	(975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(134)	(562)
Proceeds from sale of marketable securities	295	—
Net cash provided by (used in) investing activities	161	(562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(65)	(64)
Decrease in borrowings under revolving credit agreements	(851)	(420)
Net cash used in financing activities	(916)	(484)

Effects of foreign exchange rate on cash	(75)	(20)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,217)	(2,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,001	12,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,784	$10,117

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39	$21
Cash paid for income taxes	269	228

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except Share and Per Share Amounts)
(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2001, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2002, are unaudited.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been substantially omitted in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.             Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiary, Apogee Sound International, LLC (“Apogee”); the Company’s 98% owned subsidiary, Speech Design International, Inc. (“SDI); SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); Speech Design’s 67% owned subsidiary Satelco AG (“Satelco”); and Speech Design’s wholly-owned subsidiaries:  Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”) (formerly Digitronic Computersysteme GmbH).  All significant inter-company balances and transactions have been eliminated in consolidation.

The ownership interests of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.             Revenue Recognition

The Company derives its revenue from primarily two sources:  (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products.  The Company recognizes revenue from the sale of equipment.  Services and support revenue are recognized upon customer acceptance where a product deliverable or repair is called for, or ratably over the contract term in case of support or maintenance contracts.  In the case of services subject to customer acceptance, recognition occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In June 2001, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classified customer rebates as a reduction of sales, and Issue No, 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $244 for the three months ended March 31, 2001.  There is no effect on operating income.

4.             Comprehensive Income

The Company has determined total comprehensive loss to be $453 and $748 for the three months ended March 31, 2002 and 2001, respectively.  The Company’s total comprehensive loss represents net loss plus the change in the cumulative translation adjustment equity account for the periods presented.

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

The following table presents information about the Company by segment area.  Inter-segment revenues and transfers are not considered material:

	March 31, 2002		March 31, 2001
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$9,707	$2,669	$8,713	$5,133
Operating profit (loss)	563	(771)	(429)	23

A reconciliation of reportable segment operating loss to the Company’s consolidated totals is as follows:

	Three months ended March 31
	2002	2001
Operating loss
Total operating loss for reportable segments	$(208)	$(406)
Other corporate expenses	(69)	(237)
Operating (loss)	$(277)	$(643)

6.             Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Inventories are as follows:

	March 31,	December 31,
	2002	2001
Raw materials and supplies	$3,187	$3,367
Work in progress	618	627
Finished goods	8,463	8,312
Total	$12,268	$12,306

7.             Income Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) per common share by the weighted-average number of common shares outstanding for the periods presented.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) per common share by the weighted-average number of common shares outstanding and all potentially dilutive common shares, consisting of outstanding warrants and stock options, for the periods presented.  At March 31, 2002, there were 1,227,915 options and 825,885 warrants outstanding.  They are not included in the calculation of weighted-average shares outstanding because of their anti-dilutive effect.

8.             Income Tax

Domestic and foreign earnings (loss) before income taxes includes income or loss derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income or loss include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income or loss is generated.  Income tax expense (benefit) for the first three months of fiscal 2002 and 2001 differs from the amount computed by applying the U.S. Federal statutory rates primarily due to the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $1,020 and $948 as of March 31, 2002, and December 31, 2001, respectively.  The valuation allowance was established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.             Goodwill

In July 2001, the FASB Issued Statement No. 141, “Business Combinations”, (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002.  In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.  The Company has approximately $15,189 of unamortized goodwill as of January 1, 2002, which is subject to the transition provisions of SFAS 142.

Amortization expense related to goodwill was approximately $234 for the three months ended March 31, 2001.  Other than the non-amortization of goodwill, the Company’s adoption of SFAS 142 is not expected to have a material effect on its revenue, operating results or liquidity.

A reconciliation of net income (loss) and income (loss) per common share under the Company’s adoption of SFAS 142 is as follows:

	Three Months Ended March 31,
	2002	2001
Reported net income (loss)	$(283)	$(216)
Add back: Goodwill amortization	0	234
Adjusted net income (loss)	$(283)	$18

Basic net income (loss) per common share:	$(0.03)	$(0.02)
Reported net income (loss)	0.00	0.02
Add back: Goodwill amortization	$(0.03)	$0.00
Adjusted net income (loss)

Diluted net income (loss) per common share:
Reported net income (loss)	$(0.03)	$(0.02)
Add back: Goodwill amortization	0.00	0.02
Adjusted net income (loss)	$(0.03)	$0.00

10.           Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“The Agreement”), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met, with which the Company was in compliance for the period ended March 31, 2002.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of March 31, 2002, and December 31, 2001, Bogen had no short-term domestic borrowings outstanding under the Agreement.

Speech Design has credit lines and overdraft facilities of approximately 1,360 Euros (approximately U.S. $1,185) from five banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 7,700 Euros (U.S. $6,700) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At March 31, 2002, and 2001, Speech Design had short-term borrowings amounting to $107 and $973, respectively.  The amounts available under Speech Design’s credit lines were approximately $1,078.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

Total outstanding revolving lines of credit are summarized as follows:

	March 31,	December 31
	2002	2001
Domestic Lines of Credit Utilized	$—	$—
Foreign Lines of Credit Utilized
• Speech Design GmbH	—	785
• Speech Design Israel	—	3
• Carrier Systems	75	125
• Satelco	32	60
	$107	$973

11.           Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  These statements establish accounting and reporting standards for derivative instruments, including those embedded on other contracts, and for hedging activities.  They require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.  The Company does not purchase or hold derivative instruments for trading or speculative purposes.  There were no contracts outstanding as of March 31, 2002, or December 31, 2001, or for the three months ending March 31, 2002.

12.           Minority Interest

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all equity in Speech Design, the company’s European operation, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765, less expenses of $104.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  As part of the agreement, within thirty days after both the second and third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries, (collectively the “Company”), and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company’s products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; the availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s internal systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of March 31, 2002, and the results of its operations for the three-month period ended March 31, 2002, compared to the same period last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002, Compared to the Three Months Ended March 31, 2001

Net Sales

Net sales of $12,376,000 for the three months ended March 31, 2002, decreased 10.6% from the $13,846,000 recorded in the same period in 2001.  Bogen’s domestic revenues increased 11.4%.  All domestic product lines improved, but the Engineered Systems and Pro Audio product lines grew the most, with revenue increases of $527,000 and $179,000, respectively, over 2001.  Speech Design revenues in U.S. dollars, conversely, declined 48% from 2001.  In local currency Speech Design revenues decreased 45.3%; currency exchange fluctuations accounted for the remaining percentage decrease.

Bogen (domestic)

All Bogen product lines improved with the rebounding domestic economy in general and the telecommunications industry in particular.  Telco net sales in the first quarter of 2002 were $3,490,000 versus $3,364,000 in the same period in 2001, an increase of 3.7%.  Growth in non-OEM product sales was offset to some extent by a decrease in OEM product revenues. Net sales of Commercial Audio products totaled $2,225,000 in the first three months of 2002, up $162,000 (7.9%) from net sales of $2,063,000 in the first quarter of 2001.

Net sales of the Engineered System line increased 23.6%, to $2,757,000 in the first quarter of 2002 from $2,230,000 in the same period last year.  Net sales of Pro Audio products amounted to $1,235,000 in 2002, up 17.1% from the $1,056,000 recorded in 2001.  The increase is primarily a result of sales of existing products and of Apogee’s new products that were released in late 2001.

Speech Design (foreign)

Speech Design’s net sales in the first three months of 2002 were $2,669,000 compared to $5,133,000 in the same period in 2001, a decrease of $2,464,000.  In local currency, net sales in 2002 decreased to 3,064,000 Euros, 2,539,000 Euros less than the 5,603,000 Euros in 2001.  Both of Speech Design’s product lines were negatively affected by the continuing softness in both the European telecommunications and Unified Messaging markets, which has caused significant spending reductions by end users and telecom carriers.  Unified Messaging services declined to $153,000 in the first quarter of 2002 from $1,076,000 in 2001 and Telco sales decreased to $2,516,000 for the three months ended March 31, 2002, from the $4,057,000 reported in the same period in 2001.

Gross Profit

The Company’s gross profit as a percentage of sales decreased to 43.9% for the three months ended March 31, 2002, from 49.1% for the same period last year.  Gross profit was $5,433,000 in 2002, a decrease of  $1,372,000, or 20.2%, from $6,805,000 in 2001.

Bogen’s gross profit as a percentage of sales decreased to 41.8% in 2002 from 42.9% in 2001.  This percentage decrease is reflective of fluctuations in Bogen’s product line sales mix, as indicated by the increases in Engineered Systems and Pro Audio sales, which historically have lower gross margins as compared to the other Bogen product lines.  These lower gross margins were offset by certain cost efficiencies implemented in early 2001.  Gross profit increased to $4,056,000 in 2002 from $3,734,000 in 2001.

Speech Design’s gross profit decreased to $1,377,000 in 2002 from $3,071,000 in 2001.  Gross profit as a percentage of sales fell to 51.6% in 2002 from 59.8% in 2001.  The decline can be attributed to the lower revenues in Unified Messaging products and services and the absorption of fixed costs relative to overall sales volume.  Unified Messaging products and services generally have a higher gross margin than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner.  R&D expense was $875,000, or 7.1% of sales in the first quarter of 2002, compared to $1,303,000, or 9.4% of sales in the same period of 2001.  The $428,000 decrease primarily reflects cost reductions achieved by the restructuring of Speech Design’s operations in the third and fourth quarters of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended March 31, 2002, decreased $1,040,000 from the same period in 2001.  SG&A expense was $4,795,000, or 38.7% of sales, in 2002 compared to $5,835,000, or 42.1% of sales, in 2001.  Domestic SG&A costs were down primarily due to lower administrative costs, a result of overhead cost control initiatives implemented throughout 2001.  Foreign SG&A expenses decreased due to the restructuring of Speech Design’s operations in the second half of 2001 and decreased sales.

Restructuring and Other Charges

In the first quarter of 2001, the Company recorded approximately $35,000 for expenses incurred in connection with its exploration of alternatives for enhancing shareholder value, which included a possible separation of the domestic and foreign businesses.

Interest Income and Expenses

Interest income was $99,000 in the first three months of 2001, a decrease of $49,000 from $148,000 in the same period in 2001.  The decrease is primarily a result of lower interest rates on invested cash in the United States.

Interest expense, was $74,000 in 2002, an increase of $43,000 from $31,000 in 2001.  The increase is primarily from interest on payments made related to prior period tax filings.

Income Taxes

The Company’ tax provision was $27,000 in the first quarter of 2002, an increase of $318,000 from a $291,000 tax benefit recorded in the first quarter of 2001.

Domestic tax expense was $251,000 in the first quarter of 2002, an increase of $470,000 from the $219,000 tax benefit in the same period in 2001, primarily due to higher income.  Foreign operations recorded a tax benefit of $224,000 for the first three months of 2002, an increase of $152,000 from the $72,000 tax benefit recorded in the first three months of 2001, due to the creation of foreign loss carryforwards and the tax-exempt status of the Israel subsidiary.

Liquidity and Capital Resources

During the first quarter of 2002, cash utilization focused on working capital requirements, pay-down of accounts payable and accrued expenses, debt reduction, and tax payments.

Net cash used in the Company’s operating activities was $387,000, primarily caused by the net loss of $283,000 recorded by the Company.

Net cash provided by investing activities was $161,000, which was comprised of proceeds from the sale of certain marketable securities for $295,000, offset by purchases of $134,000 for fixed assets, primarily computer hardware and software and other equipment.

Net cash used in financing activities was $916,000.  The Company paid down $851,000 of its existing lines of credit and $65,000 of capitalized lease obligations.

As of March 31, 2002, the Company’s total liabilities were $7,159,000, of which $6,752,000 is due and payable within one year.

On April 21, 1998, the Registrant and BCI entered into a $27 million credit facility (the Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20 million revolving line of credit for acquisition financing and a $7 million working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (The Agreement”), under which the working capital line was reduced to $5 million and the parties agreed to an unsecured $20 million line of credit for acquisition financing.  The Agreement extends the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduces the number of financial covenants required to be met, with which the Company was in compliance for the period ended March 31, 2002.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of March 31, 2002 and December 31, 2001, the Company had no short-term domestic borrowings under the Agreement.

Speech Design has credit lines and overdraft facilities of approximately 1,360,000 Euros (approximately $1.2 million) from five banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 7,700,000 Euro (approximately $6.8 million) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At March 31, 2002, Speech Design had short-term borrowings amounting to $107,000.  The amounts available under Speech Design’s credit lines were approximately $1,078,000 at March 31, 2002, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

The Company believes that it has adequate liquidity to finance its ongoing activities and capital expenditures for the near term.

ITEM 3.                                                  MARKET RISK DISCUSSION

Since the Company operates on a global basis, it is exposed to various foreign currency risks, primarily from the operations of the Company’s German subsidiary, Speech Design.  The Company’s consolidated financial statements are denominated in U.S. dollars, whereas Speech Design and its subsidiaries are denominated in different foreign currencies, as follows: Speech Design’s and Carrier Systems’ currency is the Euro, Satelco’s currency is the Swiss Franc, and Speech Design Israel’s currency is the Israeli Shekel.  All Speech Design subsidiaries’ financial statements are first translated into Euros; then, Speech Design’s consolidated financial statements are then translated into the U.S. dollar.

Accordingly, changes in exchange rates between the applicable foreign currency and the Euro, and changes in the exchange rates between the Euro and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for the purposes of reporting the Company’s consolidated financial results.

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at March 31, 2002.  During the quarter ending March 31, 2002, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company is party, in the ordinary course of business, to various legal actions and claims that relate to its products, intellectual property, employee matters, or other aspects of its operations.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 2.        CHANGES IN SECURITIES

                      Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                      Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable

ITEM 5.        OTHER INFORMATION

                      Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

10.42                     Employment Agreement dated April 10, 2002, between the Company and Mr. Jonathan Guss.

10.43       Employment Agreement dated April 10, 2002, between the Company and Mr. Michael Fleischer.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. (Registrant)

Date: May 2, 2002	By:	/s/ Michael P. Fleischer
	Name:	Michael P. Fleischer
	Title:	President

Date: May 2, 2002	By:	/s/ Maureen A. Flotard
	Name:	Maureen A. Flotard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)