Form 10-Q
period 2002-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2002-07-29
CIK 908517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      ☒      No      ☐

As of July 22, 2002, 7,848,821 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share and Per Share Amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,007	$11,001
Marketable securities	3,505	3,970
Trade receivables (net of allowance for doubtful accounts of $578 and $471 at June 30, 2002, and December 31, 2001, respectively)	7,948	5,819
Other receivables	248	172
Inventories, net	11,311	12,306
Prepaid expenses and other current assets	442	519
Current deferred income taxes	1,461	1,454
TOTAL CURRENT ASSETS	36,922	35,241

Equipment and leasehold improvements, net	3,321	3,746
Goodwill, net	15,386	15,189
Other intangible assets, net	981	896
Deferred income taxes	908	590
Other assets	180	145

TOTAL ASSETS	$57,698	$55,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$42	$973
Current maturities of capital lease obligations	136	267
Accounts payable	1,907	1,910
Accrued expenses	4,886	4,376
Income taxes payable	435	104
TOTAL CURRENT LIABILITIES	7,406	7,630

Advances and notes payable to related parties	—	120
Capital lease obligations, less current maturities	11	11
Minority interest	240	219
Other long-term liabilities	70	81
TOTAL LIABILITIES	7,727	8,061

STOCKHOLDERS’ EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2002, and December 31, 2001	—	—
Common stock - $.001par value; 50,000,000 shares authorized; 9,455,995 shares issued and outstanding at June 30, 2002, and 9,100,745 shares issued and outstanding at December 31, 2001	9	9
Additional paid-in-capital	46,635	45,565
Deferred compensation	(1,017)	—
Retained earnings	4,933	3,590
Accumulated other comprehensive loss	(557)	(1,386)
Treasury stock at cost - 3,572 shares at June 30, 2002, and December 31, 2001	(32)	(32)
TOTAL STOCKHOLDERS’ EQUITY	49,971	47,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,698	$55,807

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	$16,712	$15,792	$29,088	$29,638
Cost of goods sold	8,409	8,393	15,352	15,434
Gross profit	8,303	7,399	13,736	14,204

Operating expenses:
Research and development	1,010	832	1,885	2,135
Selling, general and administrative	4,972	5,309	9,767	11,144
Amortization of goodwill	—	212	—	446
Amortization of intangibles	62	63	102	104
Restructuring and other charges	—	—	—	35
Income from operations	2,259	983	1,982	340

Other (income) expenses:
Interest income	(93)	(119)	(192)	(267)
Interest expense	39	28	113	59
Minority interest of consolidated subsidiaries	21	—	21	—
Other (income) expense, net	(144)	(18)	(140)	(37)
Income before income taxes	2,436	1,092	2,180	585

Income tax expense (benefit)	810	416	837	125

Net income	$1,626	$676	$1,343	$460

Basic net income per common share	$0.17	$0.07	$0.15	$0.05

Diluted net income per common share	$0.17	$0.07	$0.15	$0.05

Weighted average number of common shares outstanding-Basic	9,397,803	10,112,956	9,250,094	10,112,956

Weighted average number of common shares outstanding-Diluted	9,416,232	10,112,956	9,257,970	10,112,956

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Number of Shares	Amount					Number of Shares	Amount

Balance at January 1, 2002	9,100,745	$9	$45,565	$—	$3,590	$(1,386)	3,572	$(32)	$47,746

Employee restricted stock grants	355,250	—	1,070	(1,070)	—	—	—	—	—
Deferred compensation amortization	—	—	—	53	—	—	—	—	53
Comprehensive income:
Net income	—	—	—	—	1,343	—	—	—
Translation adjustments	—	—	—	—	—	829	—	—
Comprehensive income	—	—	—	—	—	—	—	—	2,172

Balance at June 30, 2002	9,455,995	$9	$46,635	$(1,017)	$4,933	$(557)	3,572	$(32)	$49,971

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,343	$460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	846	859
Amortization of goodwill	—	446
Amortization of intangible assets	102	104
Deferred compensation	53	—
Provisions for doubtful accounts	137	109
Utilization of pre-acquisition NOL charged to goodwill	54	54
Deferred income taxes	(184)	(198)
Forgiveness of notes payable to related parties	(122)	—
Minority interest	21	—
Change in operating assets and liabilities:
Receivables	(1,795)	(716)
Inventories	1,265	(164)
Prepaid expenses and other current assets	88	(11)
Accounts payable and accrued expenses	(24)	413
Other	(45)	(146)
Net cash provided by operating activities	1,739	1,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(280)	(749)
Acquisition of intangibles	(3)	—
Proceeds from sale of marketable securities	465	—
Net cash provided by (used in) investing activities	182	(749)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(131)	(125)
Forgiveness of notes payable to related parties	122	—
Decrease in borrowings under revolving credit agreements, net	(953)	(881)
Net cash used in financing activities	(962)	(1,006)

Effects of foreign exchange rate on cash	47	(47)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,006	(592)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,001	12,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,007	$11,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$62	$54
Cash paid for income taxes	801	326

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2001, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2002, are unaudited.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2.             Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiary, Apogee Sound International, LLC (“Apogee”); the Company’s 98% owned subsidiary, Speech Design International, Inc. (“SDI”); SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); and Speech Design’s wholly-owned subsidiaries: Satelco AG (“Satelco”)(effective June 30, 2002), Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”) (formerly Digitronic Computersysteme GmbH).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

In June 2001, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classified customer rebates as a reduction of sales, and Issue No, 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $259 and $503 for the three and six months ended June 30, 2001.  There is no effect on operating income.

4.             Comprehensive Income

The Company has determined total comprehensive income (loss) to be $2,625 and $2,172, respectively, for the three and six months ended June 30, 2002, and $496 and $(252), respectively, for the three and six months ended June 30, 2001.  The Company’s total comprehensive income or loss represents net income or loss plus the change in the cumulative translation adjustment equity account for the periods presented.

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

The following tables present information about the Company by segment area.  Inter-segment revenues and transfers are considered immaterial:

Six Months Ended

	June 30, 2002		June 30, 2001
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$21,188	$7,900	$19,754	$9,844
Operating income	1,986	148	682	105

Three Months Ended

	June 30, 2002		June 30, 2001
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$11,481	$5,231	$11,041	$4,751
Operating income	1,423	919	1,111	82

A reconciliation of reportable segment operating income to the Company’s consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating income:
Total operating income for reportable segments	$2,342	$1,193	$2,134	$787
Other corporate expenses	(83)	(210)	(152)	(447)
Operating income	$2,259	$983	$1,982	$340

6.             Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Inventories are as follows:

	June 30, 2002	December 31, 2001

Raw materials and supplies	$3,242	$3,367
Work in progress	643	627
Finished goods	7,426	8,312
Total	$11,311	$12,306

7.             Net Income Per Share

Basic income (loss) per common share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding for the periods presented.  Diluted income (loss) per common share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding and all potentially dilutive common shares, consisting of outstanding warrants and stock options, for the periods presented.  At June 30, 2002, there were 1,547,235 options and 825,885 warrants outstanding.

8.             Income Tax

Domestic and foreign income (loss) before income taxes includes income or loss derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income or loss include all income taxes payable to U.S., foreign and other governments as applicable, regardless of the sites in which the taxable income or loss is generated.  Income tax expense (benefit) for the three and six months ended June 30, 2002 and 2001, differs from the amount computed by applying the U.S. Federal statutory rates primarily due to the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $791 and $948 as of June 30, 2002, and December 31, 2001, respectively.  The valuation allowance was established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.                                       Goodwill

Pursuant to the terms of the Carrier Systems acquisition agreement, approximately $200 was recorded as additional goodwill.  The terms of the acquisition agreement provided for additional cash consideration to be paid if Carrier Systems sales exceeded certain targeted levels for the two years ended December 31, 2001.  As of June 30, 2002, no additional contingent consideration will be earned by the sellers.

In July 2001, the FASB Issued Statement No. 141, “Business Combinations”, (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001.  SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.  Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company adopted the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002.  In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations.  The Company had approximately $15,214 of unamortized goodwill as of January 1, 2002, which was subject to the transition provisions of SFAS 142.  The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal year 2002.  The assessment indicated that there was no goodwill impairment.  The Company will perform its annual impairment test in the fourth quarter of each fiscal year, upon completion and approval of the Company’s financial operating plan.

The following disclosure presents certain information on the Company’s acquired intangible assets as of June 30, 2002, and December 31, 2001.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

At June 30, 2002
Amortized acquired intangible assets:
Patents	10 years	$58	$(37)	$21
Trademarks	15 years	667	(188)	479
Organization Costs	5 years	53	(53)	—
Workforce	15 years	—	—	—
Brandnames	7 years	130	(65)	65
Technology	4 years	461	(230)	231
Non-compete Agreements	1.5 years	171	—	171
Customer Lists	7 years	148	(134)	14
		$1,688	$(707)	$981
At December 31, 2001
Amortized acquired intangible assets:
Patents	10 years	$55	$(36)	$19
Trademarks	15 years	667	(158)	509
Organization Costs	5 years	53	(53)	—
Workforce	15 years	224	(54)	170
Brandnames	7 years	—	—	—
Technology	4 years	271	(91)	180
Customer Lists	7 years	134	(116)	18
		$1,404	$(508)	$896

The aggregate acquired intangible amortization expense for the three and six month periods ended June 30, 2002, was approximately $62 and $102, respectively.  The estimated acquired intangible asset amortization expense for the fiscal year ended December 31, 2002, and for the four subsequent years ended December 31, 2002, is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense

2002	$261
2003	$304
2004	$89
2005	$89
2006	$48

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 2001, to June 30, 2002:

	Domestic	Foreign	Total

Balance at December 31, 2001	$10,290	$4,899	$15,189
Effect of adoption of SFAS 141 and 142:
Brandname reclassification to Intangible Assets	—	(66)	(66)
Technology reclassification to Intangible Assets	—	(80)	(80)
Workforce reclassification from Intangible Assets	—	171	171
Balance at January 1, 2002	10,290	4,924	15,214
Increase to Carrier Systems earnout agreement	—	199	199
Utilization of pre-acquisition NOL’s charged to goodwill	(54)	(38)	(92)
Foreign currency translation adjustments	—	65	65
Balance at June 30, 2002	$10,236	$5,150	$15,386

Amortization expense related to goodwill was approximately $212 and $446 for the three and six months ended June 30, 2001.  Other than the non-amortization of goodwill, the Company’s adoption of SFAS 142 is not expected to have a material effect on its revenue, operating results or liquidity.

A reconciliation of net income and income per common share under the Company’s adoption of SFAS 142 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net income	$1,626	$676	$1,343	$460
Add back: Goodwill amortization	—	212	—	446
Adjusted net income	$1,626	$888	$1,343	$906

Basic net income per common share:
Reported net income	$0.17	$0.07	$0.15	$0.05
Add back: Goodwill amortization	0.00	0.02	0.00	0.04
Adjusted net income	$0.17	$0.09	$0.15	$0.09

Diluted net income per common share:
Reported net income	$0.17	$0.07	$0.15	$0.05
Add back: Goodwill amortization	0.00	0.02	0.00	0.04
Adjusted net income	$0.17	$0.09	$0.15	$0.09

10.           Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (The “Agreement”), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met, with which the Company was in compliance for the period ended June 30, 2002.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of June 30, 2002, and December 31, 2001, Bogen had no short-term domestic borrowings outstanding under the Agreement.

Speech Design has credit lines and overdraft facilities of approximately 1,360 Euros (approximately $1,350) from five banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 7,669 Euro ($7,600) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At June 30, 2002, and December 31, 2001, Speech Design had short-term borrowings of $42 and $973, respectively.  At June 30, 2002, amounts available under Speech Design’s credit lines were approximately $1,310.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

Total outstanding revolving lines of credit are summarized as follows:

	June 30, 2002	December 31, 2001

Domestic Lines of Credit Utilized	$—	$—
Foreign Lines of Credit Utilized:
• Speech Design GmbH	—	785
• Speech Design Israel	—	3
• Carrier Systems	—	125
• Satelco	42	60
	$42	$973

11.           Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  These statements establish accounting and reporting standards for derivative instruments, including those embedded on other contracts, and for hedging activities.  They require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.  The Company does not purchase or hold derivative instruments for trading, speculative, or hedging purposes.  There were no contracts outstanding as of June 30, 2002, or December 31, 2001, or for the three and six months ending June 30, 2002.

12.           Minority Interest

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all equity in Speech Design, the company’s European operation, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765 as of the date of the agreement, less expenses of $104.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  As part of the agreement, within thirty days after both the second and third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

13.                                 Block Purchase and Tender Offer

From July 1st to the 3rd, 2002, the Company repurchased approximately 1.6 million shares of its common stock in privately negotiated transactions with two shareholder groups at a price of $4.00 per share.

On Monday, June 24th, 2002, the Company announced that its Board of Directors has authorized the Company to repurchase up to 2.5 million shares of its common stock in a self-tender offer at a price of $4.00 per share.  The $4.00 offer price represents a premium of 32% percent when compared to Friday June 21st, 2002 closing price of $3.03 per share.  The offer commenced on July 16th, 2002, and expires at 5:00pm, New York City time, August 13th, 2002.

Under the tender offer, shareholders will have the opportunity to tender some or all of their shares at $4.00 per share.  If holders of more than 2,500,000 shares properly tender their shares, the Company will purchase shares tendered by the holders on a pro rata basis.  Shareholders whose shares are purchased in the offer will be paid the purchase price in cash, without interest, after the expiration of the offer period. Shares not purchased will be returned to the tendering stockholder.  The offer is subject to required regulatory filings, and a number of other terms and conditions specified in the offer to purchase that was distributed to shareholders, but will not, however, be contingent on obtaining financing.    The Company has credit facilities in place should the tender offer be fully subscribed.

14.           Satelco Minority Interest Acquisition

Effective June 30th, 2002, Speech Design acquired the remaining 33% of Satelco it did not already own.  Previously, Satelco had been included in the Company’s consolidated financial statements and, when applicable, minority interest expense was recorded and the related liability reported. Purchase price for the minority share was 250 Swiss Francs, approximately $170 as of the date of acquisition, which represents payment for a non-compete agreement with the former minority shareholders.  This intangible asset will be amortized over its assessed useful life, which management estimates to be 18 months.

In addition, a note payable to the former minority shareholders was forgiven, resulting in other income of approximately $122.

15.                                 Restricted Stock Grants

In April 2002 the Company granted Restricted Stock to certain employees.  Each of Messrs. Guss and Fleischer received 105,000 restricted shares pursuant to their employment contracts.  Other key employees were issued Restricted Stock in exchange for the cancellation of  options they held under the Stock Incentive Plan.  The total number of restricted  shares issued to the other key employees was approximately 145,000.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries, (collectively the “Company”), and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company’s products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; the availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; the effect of the tender offer and possible modifications thereto; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s internal systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 2002, and the results of its operations for the three and six-month periods ended June 30, 2002, compared to the same periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended June 30, 2002, Compared to the Three Months Ended June 30, 2001

Net Sales

Net sales of $16,712,000 for the three months ended June 30, 2002, increased 5.8% from the $15,792,000 recorded in the same period in 2001.  Bogen’s domestic revenues increased 4.0%.  30.8% growth by Engineered Systems products offset static or declining revenues in the other product lines.  Speech Design revenues in U.S. dollars improved 10.1% from 2001.  In Euros, Speech Design revenues increased 4.4%; currency exchange fluctuations accounted for the remaining percentage increase.

Bogen (domestic)

Bogen sales results of $11,481 for the second quarter of 2002 were mixed when compared to the same period in 2001.  Telco net sales in the three months ended June 30, 2002, were $3,641,000 versus $3,581,000 in the same period in 2001, an increase of 1.7%.  Growth in non-OEM product sales was offset by a decrease in OEM product revenues. Net sales of Commercial Audio products totaled $2,314,000 in the second three months of 2002, down $242,000 (9.4%) from net sales of $2,556,000 in the same period in 2001.

Net sales of the Engineered System line increased $983,000, to $4,176,000 in the second quarter of 2002 from $3,193,000 in the same period last year.  Net sales of Pro Audio products amounted to $1,350,000 in 2002, down 21.1% from the $1,711,000 recorded in 2001.

Speech Design (foreign)

Speech Design’s net sales in the second quarter of 2002 were $5,231,000 compared to $4,751,000 in the same period in 2001, an increase of $480,000.  In Euros, net sales in 2002 increased to 5,689,000 Euros, 242,000 Euros more than the 5,447,000 Euros in 2001.  Speech Design’s Telco product line continued to be negatively affected by the continuing softness in the European telecommunications markets, which has caused significant spending reductions by end users, while the Unified Messaging benefited from several large contracts with telecom carriers.  Unified Messaging services increased to $2,207,000 in the second quarter of 2002 from $1,500,000 in the same period in 2001, but Telco sales decreased to $3,024,000 for the three months ended June 30, 2002, from the $3,251,000 reported in the same period in 2001.

Gross Profit

The Company’s gross profit as a percentage of sales increased to 49.7% for the three months ended June 30, 2002, from 46.9% for the same period last year.  Gross profit was $8,303,000 in 2002, an increase of  $904,000, or 12.2%, from $7,399,000 in 2001.

Bogen’s gross profit as a percentage of sales increased to 44.4% in second quarter of 2002 from 43.6% in the second quarter of 2001.  This percentage increase is reflective of fluctuations in Bogen’s product line sales mix and by certain cost efficiencies that were implemented in early 2001.  Gross profit increased to $5,095,000 in 2002 from $4,809,000 in 2001.

Speech Design’s gross profit increased to $3,208,000 in the second quarter of 2002 from $2,590,000 in the same period last year.  Gross profit as a percentage of sales grew to 61.3% in 2002 from 54.5% in 2001.  The improvement can be attributed to higher revenues in Unified Messaging products and services, offset partly by the absorption of fixed costs relative to lower Telco sales volume.  Unified Messaging products and services generally have a higher gross margin than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner.  R&D expense was $1,010,000, or 6.0 % of sales in the second quarter of 2002, compared to $832,000, or 5.3% of sales in the same period of 2001.  The $178,000 increase reflects the effect of the expiration in the second quarter of 2002 of an OEM project at Speech Design, wherein certain costs were recognized as cost of sales and reduced R&D expenses, offset by cost reductions achieved by the restructuring of Speech Design’s operations in the third and fourth quarters of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended June 30, 2002, decreased $337,000 from the same period in 2001.  SG&A expense was $4,972,000, or 29.8% of sales, in 2002 compared to $5,309,000, or 33.6% of sales, in 2001.  Domestic SG&A costs were down primarily due to lower administrative costs, a result of overhead cost control initiatives implemented throughout 2001.  Foreign SG&A expenses decreased due to the restructuring of Speech Design’s operations in the second half of 2001 and decreased selling related costs.

Interest Income and Expense

Interest income was $93,000 in the second quarter of 2002, a decrease of $26,000 from $119,000 in the same period in 2001.  The decrease is primarily a result of lower interest rates on invested cash in the United States.  Interest expense was $39,000 in 2002, an increase of $11,000 from $28,000 in 2001.

Other Income

In second quarter 2002, other income included $122,000 resulting from former minority shareholders of Satelco forgiving a related party note payable.

Income Taxes

The Company’ tax provision was $810,000 in the second quarter of 2002, an increase of $394,000 from a $416,000 tax provision recorded in the same period in 2001.

Domestic tax expense was $611,000 in the second quarter of 2002, an increase of $121,000 from the $490,000 tax expense in 2001, primarily due to higher pre-tax income.  Foreign operations recorded a tax provision of $199,000 for the second three months of 2002, an increase of $273,000 from the $74,000 tax benefit recorded in the three months ended June 30, 2001, primarily due to higher pre-tax income, offset by the tax-exempt status of the Israeli subsidiary.

Results of Operations

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Net Sales

Net sales of $29,088,000 for the six months ended June 30, 2002, were 1.9% below the $29,638,000 recorded in the same period in 2001.  Bogen’s domestic revenues increased 7.3%, with 27.8% growth in Engineered Systems sales offsetting flat sales in other product lines.  Speech Design revenues in U.S. dollars declined 20.1% from 2001.  In Euros, Speech Design revenues decreased 20.8%; currency exchange fluctuations accounted for the remaining percentage change.

Bogen (domestic)

Bogen product line sales results were mixed when compared to 2001.  Telco net sales in the first six months of 2002 were $7,130,000 versus $6,945,000 in the same period in 2001, an increase of $185,000 or 2.7%.  Growth in non-OEM product sales was offset a decrease in OEM product revenues. Net sales of Commercial Audio products totaled $4,539,000 in the first six months of 2002, down $79,000 (1.7%) from net sales of $4,618,000 in the first half of 2001.

Net sales of the Engineered System line increased to $6,933,000 in the first half of 2002, up $1,509,000 from $5,424,000 in the same period last year.  Net sales of Pro Audio products amounted to $2,586,000 in 2002, down 6.6% from the $2,767,000 recorded in 2001.

Speech Design (foreign)

Speech Design’s net sales in the first six months of 2002 were $7,900,000 compared to $9,884,000 in the same period in 2001, a decrease of $1,984,000.  In Euros, net sales in 2002 decreased to 8,753,000 Euros, 2,297,000 Euros below the 11,050,000 Euros in 2001.  Both of Speech Design’s product lines were negatively affected by the continuing softness in both the European telecommunications and Unified Messaging markets, which has caused significant spending reductions by end users and telecom carriers.  Unified Messaging services declined to $2,325,000 in the six months ended June 30, 2002, from $2,590,000 in 2001 and Telco sales decreased to $5,575,000 for the six months ended June 30, 2002, from the $7,294,000 reported in the same period in 2001.

Gross Profit

The Company’s gross profit as a percentage of sales decreased to 47.2% for the six months ended June 30, 2002, from 47.9% for the same period last year.  Gross profit was $13,736,000 in 2002, a decrease of  $468,000, or 3.3%, from $14,204,000 in 2001.  The decline is primarily due to the greater weighting of domestic sales and gross profit as a percentage of total results.

Bogen’s gross profit as a percentage of sales was 43.2% in the first six months of 2002, the same as in 2001.  This similarity is due to a combination of fluctuations in Bogen’s product line sales mix, as indicated by increases in Engineered Systems, which historically has lower gross margins as compared to the other Bogen product lines, offset by certain cost efficiencies implemented in early 2001.  Gross profit increased to $9,151,000 in 2002 from $8,542,000 in 2001.

Speech Design’s gross profit decreased to $4,585,000 in the first six months of 2002 from $5,662,000 in the period of 2001.  Gross profit as a percentage of sales increased to 58.0% in 2002 from 57.3% in 2001.  The increase can be attributed to the higher revenues in Unified Messaging products and services partly offset by the absorption of fixed costs relative to lower Telco sales volume.  Unified Messaging products and services generally have a higher gross margin than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to efficiently introduce innovative products in a timely manner.  R&D expense was $1,885,000, or 6.5% of sales, in the first half of 2002, compared to $2,135,000, or 7.2% of sales, in the same period of 2001.  The $250,000 decrease primarily reflects cost reductions achieved by the restructuring of Speech Design’s operations in the third and fourth quarters of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the six months ended June 30, 2002, decreased $1,377,000 from the same period in 2001.  SG&A expense was $9,767,000, or 33.6% of sales, in 2002 compared to $11,144,000, or 37.6% of sales, in 2001.  Domestic SG&A costs were down primarily due to lower administrative costs, a result of overhead cost control initiatives implemented throughout 2001.  Foreign SG&A expenses decreased due to the restructuring of Speech Design’s operations in the second half of 2001 and decreased selling related expenses.

Restructuring and Other Charges

In the first quarter of 2001, the Company recorded approximately $35,000 for expenses incurred in connection with its exploration of alternatives for enhancing shareholder value, which included a possible separation of the domestic and foreign businesses.

Interest Income and Expense

Interest income was $192,000 in the first six months of 2002, a decrease of $75,000 from $267,000 in the same period in 2001.  The decrease is primarily a result of lower interest rates on invested cash in the United States.

Interest expense was $113,000 in 2002, an increase of $54,000 from $59,000 in 2001.  The increase is primarily from interest on payments made related to prior period tax filings.

Other Income

Other income for the six months ended June 30th, 2002, included $122,000 resulting from former minority shareholders of Satelco forgiving a related party note payable.

Income Taxes

The Company’s tax provision was $837,000 in the first half of 2002, an increase of $712,000 from a $125,000 tax provision recorded in the first half of 2001.

Domestic tax expense was $862,000 in the six months ended June 30, 2002, an increase of $591,000 from the $271,000 tax provision for the same period in 2001, primarily due to higher income.  Foreign operations recorded a tax benefit of $25,000 for the first six months of 2002, a decrease of $121,000 from the $146,000 tax benefit recorded in the first six months of 2001, primarily due to higher profits being offset by the tax-exempt status of the Israeli subsidiary.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the company’s cash position improved due to net profits, which were offset by debt reduction and tax payments.

Net cash provided by the Company’s operating activities was $1,739,000, primarily due to net income of $1,343,000.  The increase in net receivables, due to the increase in sales when compared to the fourth quarter of 2001, was offset mostly by the reduction in inventory.

Net cash provided by investing activities was $182,000, which was comprised of proceeds from the sale of certain marketable securities $465,000, offset by purchases of $280,000 for fixed assets, primarily computer hardware and software and other office equipment.

Net cash used in financing activities was $962,000.  The Company paid down $953,000 of its existing lines of credit and $131,000 of capitalized lease obligations.

As of June 30, 2002, the Company’s total liabilities were $7,727,000, of which $7,406,000 is due and payable within one year.

On April 21, 1998, the Company and BCI entered into a $27,000,000 credit facility (the Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000,000 revolving line of credit for acquisition financing and a $7,000,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (The Agreement”), under which the working capital line was reduced to $5,000,000 and the parties agreed to an unsecured $20,000,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met, with which the Company was in compliance for the period ended June 30, 2002.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000,000.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of June 30, 2002 and December 31, 2001, the Company had no short-term domestic borrowings under the Agreement.

Speech Design has credit lines and overdraft facilities of approximately 1,360,000 Euros (approximately $1,350,000) from five banks.  Speech Design’s short-term lines of credit are collateralized by all of Speech Design’s accounts receivable and inventory.  Speech Design has a 7,669,000 Euro (approximately $7,600,000) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At June 30, 2002, Speech Design had short-term borrowings amounting to $42,000.  The amounts available under Speech Design’s credit lines were approximately $1,310,000 at June 30, 2002, with rates tied to short-term bank notes and Euromarket loans.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

The Company has undertaken an initiative to repurchase approximately 4.1 million shares of its common stock.  In early July 2002, the Company completed two privately negotiated transactions, repurchasing approximately 1.6 million shares at $4.00 per share, utilizing about $6.4 million of the Company’s available cash.

On July 16, 2002, the Company commenced a self-tender offer to repurchase up to 2.5 million shares of its common stock at $4.00 per share.  Should this tender offer be fully subscribed, the Company would first draw on its remaining cash resources and then utilize approximately $3.0 million of its existing working capital line with Key.

Accordingly, the Company’s operations would need to generate sufficient cash flows to provide operating cash to satisfy ongoing working capital needs.  The Company believes, although there are no guarantees, that the Company will generate sufficient operating cash flows to provide adequate liquidity to finance its ongoing activities, the self-tender offer, and capital expenditures for the near term.

The Company’s operating lease commitments have not changed materially since December 31, 2001.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at June 30, 2002.  During the three and six months ended June 30, 2002, the Company had no material changes of its market risk assessment.

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

On May 29, 2002, the Company held its annual shareholders meeting.  At the meeting, the following matters were approved by the shareholders by the following votes:

1.               Election of Directors:

	For	Withheld

Jonathan Guss	7,928,464	283,100
Michael P. Fleischer	7,928,464	283,100
Daniel A. Schwartz	7,929,014	282,550
Yoav Stern	7,928,264	283,300
Zivi R. Nedivi	7,928,414	283,150

2.               Approval of Amendment to Amended and Restated Stock Incentive Plan:

For	Against	Abstain	Not Voted
4,470,891	593,971	4,100	3,142,602

3.               Ratification of appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2002:

For	Against	Abstain
8,191,964	18,250	1,350

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

	10.44	Second Modification Agreement dated July 15, 2002, between and among Bogen Communications International, Inc., Bogen Communications, Inc. and KeyBank National Association.
	10.45	Restricted Stock Agreement dated April 22, 2002, between the Company and Kasimir Arciszewski
	10.46	Restricted Stock Agreement dated April 10, 2002, between the Company and Michael P. Fleischer.
	10.47	Restricted Stock Agreement dated April 22, 2002, between the Company and Maureen A. Flotard.
	10.48	Restricted Stock Agreement dated April 10, 2002, between the Company and Jonathan Guss.
	10.49	Restricted Stock Agreement dated April 22, 2002, between the Company and Hans Meiler.
	10.50	Restricted Stock Agreement dated April 22, 2002, between the Company and Jeffrey Schwarz.

(b) Reports on Form 8-K

The Company filed a Form 8-K, dated June 24, 2002, announcing that it had repurchased an aggregate of approximately 1.6 million shares of its common stock in privately negotiated transactions with two shareholder groups at a price of $4.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date: July 29, 2002	By:	/s/ Michael P. Fleischer
	Name:	Michael P. Fleischer
	Title:	President

Date: July 29, 2002	By:	/s/ Maureen A. Flotard
	Name:	Maureen A. Flotard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)