Form 10-Q
period 2002-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2002-11-12
CIK 908517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    ☒    No    ☐

As of November 4, 2002, 5,217,743 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share and Per Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,182	$11,001
Marketable securities	—	3,970
Trade receivables (net of allowance for doubtful accounts of $642 and $471 at September 30, 2002, and December 31, 2001, respectively)	7,768	5,819
Other receivables	361	172
Inventories, net	11,025	12,306
Prepaid expenses and other current assets	455	519
Current deferred income taxes	1,531	1,454
TOTAL CURRENT ASSETS	23,322	35,241

Equipment and leasehold improvements, net	3,186	3,746
Goodwill, net	15,333	15,189
Other intangible assets, net	891	896
Deferred income taxes	1,401	590
Other assets	181	145

TOTAL ASSETS	$44,314	$55,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$2,201	$973
Current maturities of capital lease obligations	69	267
Accounts payable	2,221	1,910
Accrued expenses	4,708	4,376
Income taxes payable	1,108	104
TOTAL CURRENT LIABILITIES	10,307	7,630

Advances and notes payable to related parties	—	120
Capital lease obligations, less current maturities	11	11
Minority interest	242	219
Other long-term liabilities	81	81
TOTAL LIABILITIES	10,641	8,061

STOCKHOLDERS’ EQUITY:

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2002, and December 31, 2001	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 5,217,743 shares issued and outstanding at September 30, 2002, and 9,100,745 shares issued and outstanding at December 31, 2001	5	9
Additional paid-in-capital	29,599	45,565
Deferred compensation	(858)	—
Retained earnings	5,598	3,590
Accumulated other comprehensive loss	(639)	(1,386)
Treasury stock at cost - 3,572 shares at September 30, 2002, and December 31, 2001	(32)	(32)
TOTAL STOCKHOLDERS’ EQUITY	33,673	47,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,314	$55,807

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$15,653	$15,213	$44,741	$44,851
Cost of goods sold	8,207	7,980	23,559	23,414
Gross profit	7,446	7,233	21,182	21,437

Operating expenses:
Research and development	1,083	969	2,968	3,104
Selling, general and administrative	5,200	5,319	14,967	16,463
Amortization of goodwill	—	255	—	701
Amortization of intangibles	81	19	183	123
Restructuring and other charges	—	722	—	757
Income (loss) from operations	1,082	(51)	3,064	289

Other (income) expenses:
Interest income	(19)	(103)	(211)	(370)
Interest expense	39	30	152	89
Minority interest of consolidated subsidiaries	1	—	22	—
Other income, net	(22)	(19)	(162)	(56)
Income before income taxes	1,083	41	3,263	626

Income tax expense	418	273	1,255	398

Net income (loss)	$665	$(232)	$2,008	$228

Basic net income (loss) per common share	$0.10	$(0.02)	$0.24	$0.02

Diluted net income (loss) per common share	$0.10	$(0.02)	$0.24	$0.02

Weighted average number of common shares outstanding-Basic	6,732,413	10,112,956	8,401,645	10,112,956

Weighted average number of common shares outstanding-Diluted	6,975,466	10,112,956	8,476,596	10,112,956

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Number of Shares	Amount					Number of Shares	Amount

Balance at January 1, 2002	9,100,745	$9	$45,565	$—	$3,590	$(1,386)	3,572	$(32)	$47,746

Employee restricted stock grants	355,250	—	1,070	(1,070)	—	—	—	—	—
Common stock repurchase	(4,238,252)	(4)	(17,036)	—	—	—	—	—	(17,040)
Deferred compensation amortization	—	—	—	212	—	—	—	—	212
Other comprehensive income:
Net income	—	—	—	—	2,008	—	—	—	2,008
Translation adjustments	—	—	—	—	—	747	—	—	747
Total other comprehensive income	—	—	—	—	—	—	—	—	2,755

Balance at September 30, 2002	5,217,743	$5	$29,599	$(858)	$5,598	$(639)	3,572	$(32)	$33,673

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,008	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,263	1,276
Amortization of goodwill	—	701
Amortization of intangible assets	183	123
Deferred compensation amortization	212	—
Provision for doubtful accounts	216	200
Utilization of pre-acquisition NOL charged to goodwill	80	81
Deferred income taxes	(643)	(108)
Minority interest	22	—
Changes in operating assets and liabilities:
Receivables	(1,611)	(301)
Inventories	1,509	1,399
Prepaid expenses and other current assets	72	567
Accounts payable and accrued expenses	722	366
Other	(37)	(61)
Net cash provided by operating activities	3,996	4,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(575)	(1,032)
Acquisition of intangibles	(348)	—
Proceeds from sale of marketable securities	3,970	—
Net cash provided by (used in) investing activities	3,047	(1,032)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from sale of subsidiary common stock	—	674
Cost of common shares repurchased	(17,040)	—
Principal payments under capital lease obligations	(198)	(188)
Net increase (decrease) in borrowings under revolving credit agreements	1,173	(1,016)
Net cash used in financing activities	(16,065)	(530)

Effects of foreign exchange rate on cash	203	16

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,819)	2,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,001	12,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,182	$15,083

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$128	$79
Cash paid for income taxes	1,209	364

NON-CASH FINANCING ACTIVITIES:
Forgiveness of notes payable to related parties	125	—

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per Share Amounts)

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2001, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

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

The ownership interests of minority owners in the equity and earnings or losses of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.

3.             Revenue Recognition

The Company derives its revenue from primarily two sources:  (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products.  The Company recognizes revenue from the sale of equipment upon shipment.  Services and support revenue are recognized upon customer acceptance where a product deliverable or repair is called for, or ratably over the contract term in case of support or maintenance contracts.  In the case of services subject to customer acceptance, recognition occurs upon the earlier of receipt of a written customer acceptance, expiration of the acceptance period, or, in the case of products, when historical experience with the same specifications and functionality of a particular machine demonstrates that it meets and satisfies the customer’s specifications and acceptance provisions.

In June 2001, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-22, “Accounting for “Point” and Other Loyalty Programs”, which classified customer rebates as a reduction of sales, and Issue No, 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”, which classifies such consideration as a reduction of sales.  Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales.  As a result of these reclassifications, sales were decreased by $18 and $521 for the three and nine months ended September 30, 2001.  There is no effect on operating income.

4.             Comprehensive Income

The Company has determined total comprehensive income to be $583 and $2,755, respectively, for the three and nine months ended September 30, 2002, and $348 and $96, respectively, for the three and nine months ended September 30, 2001.  The Company’s total comprehensive income represents net income plus the change in the cumulative translation adjustment account for the periods presented.

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

The following tables present information about the Company by segment.  Inter-segment revenues and transfers are not material:

Three Months Ended

	September 30, 2002		September 30, 2001
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$10,815	$4,838	$11,316	$3,897
Operating income	1,023	138	1,362	(654)

Nine Months Ended

	September 30, 2002		September 30, 2001
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$32,003	$12,738	$31,070	$13,781
Operating income	3,009	286	2,044	(549)

A reconciliation of reportable segment operating income to the Company’s consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating income:
Total operating income for reportable segments	$1,161	$708	$3,295	$1,495
Other corporate expenses	(79)	(759)	(231)	(1,206)
Operating income	$1,082	$(51)	$3,064	$289

6.             Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Inventories are as follows:

	September 30, 2002	December 31, 2001

Raw materials and supplies	$3,240	$3,367
Work in progress	692	627
Finished goods	7,093	8,312
Total	$11,025	$12,306

7.             Net Income Per Share

Basic income (loss) per common share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding for the periods presented.  Diluted income (loss) per common share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding and all potentially dilutive common shares, consisting of outstanding warrants and stock options, for the periods presented.  At September 30, 2002, there were 1,517,235 options and 825,885 warrants outstanding, of which 799,500 were considered dilutive.

8.             Income Tax

Domestic and foreign income (loss) before income taxes includes income or loss derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income or loss include all income taxes payable to U.S. or foreign tax jurisdictions as applicable, regardless of the sites in which the taxable income or loss is generated.  Income tax expense for the three and nine months ended September 30, 2002 and 2001, differs from the amount computed by applying the U.S. Federal statutory rates primarily due to the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $778 and $948 as of September 30, 2002, and December 31, 2001, respectively.  The valuation allowances were established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.             Goodwill

Pursuant to the terms of the Carrier Systems acquisition agreement, approximately $200 related to an earnout agreement was recorded as additional goodwill as of June 30, 2002.  The terms of the acquisition agreement provided for additional cash consideration to be paid if Carrier Systems sales exceeded certain targeted levels for the two years ended December 31, 2001.

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

The following disclosure presents certain information on the Company’s acquired intangible assets as of September 30, 2002, and December 31, 2001.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At September 30, 2002
Amortized acquired intangible assets:
Patents	10 years	$58	$(38)	$20
Trademarks	15 years	667	(203)	464
Brandnames	7 years	129	(70)	59
Technology	4 years	455	(262)	193
Non-compete Agreements	1.5 years	170	(29)	141
Customer Lists	7 years	148	(134)	14
		$1,627	$(736)	$891

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2001
Amortized acquired intangible assets:
Patents	10 years	$55	$(36)	$19
Trademarks	15 years	667	(158)	509
Workforce	15 years	224	(54)	170
Technology	4 years	271	(91)	180
Customer Lists	7 years	134	(116)	18
		$1,351	$(455)	$896

The aggregate acquired intangible amortization expense for the three and nine month periods ended September 30, 2002, was approximately $81 and $183, respectively.  The estimated acquired intangible asset amortization expense for the fiscal year ended December 31, 2002, and for the four subsequent years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense

2002	$261
2003	$304
2004	$89
2005	$89
2006	$48

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001, to September 30, 2002:

	Domestic	Foreign	Total

Balance at December 31, 2001	$10,290	$4,899	$15,189
Effect of adoption of SFAS 141 and 142:
Brandname reclassification to Intangible Assets	—	(66)	(66)
Technology reclassification to Intangible Assets	—	(80)	(80)
Workforce reclassification from Intangible Assets	—	171	171
Balance at January 1, 2002	10,290	4,924	15,214
Increase to Carrier Systems earnout agreement	—	199	199
Utilization of pre-acquisition NOL’s charged to goodwill	(80)	(57)	(137)
Foreign currency translation adjustments	—	57	57
Balance at September 30, 2002	$10,210	$5,123	$15,333

Amortization expense related to goodwill was approximately $255 and $701 for the three and nine months ended September 30, 2001.  Other than the non-amortization of goodwill, the Company’s adoption of SFAS 142 is not expected to have a material effect on its financial position, operating results or liquidity.

A reconciliation of net income and income per common share under the Company’s adoption of SFAS 142 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$665	$(232)	$2,008	$228
Add back: Goodwill amortization	—	255	—	701
Adjusted net income	$665	$23	$2,008	$929

Basic net income per common share:
Reported net income	$0.10	$(0.02)	$0.24	$0.02
Add back: Goodwill amortization	0.00	0.02	0.00	0.07
Adjusted net income	$0.10	$0.00	$0.24	$0.09

Diluted net income per common share:
Reported net income	$0.10	$(0.02)	$0.24	$0.02
Add back: Goodwill amortization	0.00	0.02	0.00	0.07
Adjusted net income	$0.10	$0.00	$0.24	$0.09

10.           Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (the “Agreement”) under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of September 30, 2002, Bogen had $2,000 in short-term borrowings outstanding under the Agreement.  Bogen was in compliance with all financial covenants for the period ended September 30, 2002.  At December 31, 2001, Bogen had no short-term domestic borrowings outstanding under the Agreement.

Speech Design and its subsidiaries have credit lines and overdraft facilities of approximately 1,360 Euros (approximately $1,335) from five banks.  Short-term lines of credit are collateralized by all accounts receivable and inventory of Speech Design and its subsidiaries.  Speech Design has a 7,669 Euro ($7,525) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At September 30, 2002, and December 31, 2001, Speech Design and subsidiaries had short-term borrowings of $201 and $973, respectively.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

Total outstanding revolving lines of credit are summarized as follows:

	September 30, 2002	December 31, 2001

Domestic Lines of Credit Utilized	$2,000	$—
Foreign Lines of Credit Utilized:
• Speech Design GmbH	—	785
• Speech Design Israel	—	3
• Carrier Systems	161	125
• Satelco	40	60
	$2,201	$973

11.           Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities.”  In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133.”  These statements establish accounting and reporting standards for derivative instruments, including those embedded on other contracts, and for hedging activities.  They require that all derivative instruments be recorded on the balance sheet at their respective fair values.  The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.  The Company does not purchase or hold derivative instruments for trading, speculative, or hedging purposes.  There were no contracts outstanding as of September 30, 2002, or December 31, 2001, or for the three and nine months ending September 30, 2002.

12.           Minority Interest

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all of the equity of Speech Design, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765 as of the date of the agreement, less expenses of $104.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  As part of the agreement, within thirty days after both the second and third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

13.           Block Purchase and Tender Offer

From July 1st to the 3rd, 2002, the Company repurchased 1,607,174 shares of its common stock in privately negotiated transactions with two shareholder groups at a price of $4.00 per share.

As a result of the self-tender offer announced on June 24, 2002, and which expired on August 13, 2002, the Company repurchased 2,631,078 shares of its common stock at a price of $4.00 per share.

The combined cost of these transactions was approximately $17,000.  The Company utilized approximately $14,500 of its available cash resources and drew down $2,500 from its $7,000 working capital line with Key.  The repurchased shares were cancelled and reclassified as authorized but unissued.

14.           Restricted Stock Grants

In April 2002, the Company granted Michael Fleischer and Jonathan Guss 105,000 restricted shares of common stock each pursuant to their employment agreements.  The initial vesting period was five years, but subject to certain acceleration clauses based on stock price target levels.  The vesting terms were amended in the third quarter of 2002 to delay vesting of the shares until the earlier of the date on which the stock price target levels were achieved or January 29, 2003.  Other key employees received approximately 145,000 restricted shares of common stock.

In the third quarter of 2002, these stock price levels were achieved and the Company has accelerated the accounting for the vesting terms to fully expense the stock compensation to Mr. Fleischer and Mr. Guss by January 2003.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company, and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products, including, but not limited to, the introduction and development of the Company’s products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; the availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; the effect of the tender offer; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s internal systems; and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of September 30, 2002, and the results of its operations for the three and nine-month periods ended September 30, 2002, compared to the same periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Net Sales

Net sales of $15,653,000 for the three months ended September 30, 2002, increased 2.9% from the $15,213,000 recorded in the same period in 2001.  Although domestic revenues fell 4.4% from 2001 to 2002, foreign revenues in U.S. dollars improved 24.2% from 2001 to 2002.  In Euros, foreign revenues increased 15.5%, with currency exchange fluctuations accounting for the remaining percentage increase.

Bogen (domestic)

Bogen product line sales results of $10,815,000 for the third quarter of 2002 were mixed when compared to the same period in 2001.  Telco net sales in the three months ended September 30, 2002, were $3,728,000 versus $4,212,000 in the same period in 2001, a decrease of 11.5% due to the continuing decline in OEM product sales and otherwise flat sales. Net sales of Commercial Audio products totaled $2,488,000 in the third quarter of 2002, up $185,000, or 8.0%, from net sales of $2,303,000 in the same period in 2001.

Engineered Systems product line sales of $3,446,000 in the third quarter of 2002 were flat when compared with the $3,437,000 reported in the same period last year.  Net sales of Pro Audio products amounted to $1,153,000 in 2002, down 15.5% from the $1,364,000 recorded in 2001.

Speech Design (foreign)

Speech Design’s net sales in the third quarter of 2002 were $4,838,000 compared to $3,897,000 in the same period in 2001, an increase of $941,000.  In Euros, net sales in 2002 increased to 4,995,000 Euros, an increase of 669,000 Euros when compared to the 4,326,000 Euros in 2001. .  Unified Messaging services increased to $1,764,000 in the third quarter of 2002, up 136.5% from $746,000 in the same period in 2001, but Telco sales decreased to $3,074,000 for the three months ended September 30, 2002, down 2.4% from the $3,151,000 reported in the same period in 2001.  Speech Design’s Telco product line continued to be negatively affected by the softness in the European telecommunications markets, which has caused significant spending reductions by end users, while the Unified Messaging benefited from several large contracts with telecom carriers

Gross Profit

The Company’s gross profit as a percentage of net sales was 47.6% for the three months ended September 30, 2002.  The consolidated percentage is generally consistent with the 47.5% for the same period in 2001, even though the individual business segments had lower gross profit percentages in 2002 versus last year.  This consistency is due to the difference in weighting between the domestic and foreign net sales and gross profits from the third quarter of 2001 to the third quarter of 2002.

Bogen’s gross profit as a percentage of net sales was stable: 44.4% in the third quarter of 2002 versus 44.5% in the third quarter of 2001.  Gross profit decreased to $4,801,000 in 2002 from $5,037,000 in 2001.

Speech Design’s gross profit increased to $2,645,000 in the third quarter of 2002 from $2,196,000 in the same period last year.  Gross profit as a percentage of net sales declined to 54.7% in 2002 from 56.3% in 2001.  The decline in the gross profit percentage can be attributed to higher revenues in Unified Messaging products and services not being able to completely offset the absorption of fixed costs relative to the lower Telco sales volume.  Unified Messaging products and services generally have a higher gross margin than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products in a timely and efficient manner.  R&D expense was $1,083,000, or 6.9% of net sales in the third quarter of 2002, compared to $969,000, or 6.4% of net sales in the same period of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended September 30, 2002, decreased $119,000 from the same period in 2001.  SG&A expense was $5,200,000, or 33.2% of net sales, in 2002 compared to $5,319,000, or 34.0% of net sales, in 2001.  Domestic SG&A costs were down primarily due to lower administrative costs, a result of overhead cost control initiatives implemented throughout 2001.  Foreign SG&A expense decreased due to the restructuring of Speech Design’s operations in the second half of 2001 and decreased selling-related costs.

Restructuring and Other Charges

In the third quarter of 2001, the Company expensed approximately $546,000 of previously capitalized costs relating to its decision to cease exploring the possible separation of its foreign businesses.  Also in the third quarter, Speech Design recorded approximately $176,000 of restructuring charges at its Carrier Systems subsidiary.

Interest Income and Expense

Interest income was $19,000 in the third quarter of 2002, a decrease of $84,000 from $103,000 earned in the same period in 2001.  The decrease is primarily due to the Company’s stock repurchases in the fourth quarter of 2001 and the third quarter of 2002, which utilized all of the Company’s available cash.  Interest expense was $39,000 in 2002, an increase of $9,000 from $30,000 in 2001.

Income Taxes

The Company’s tax provision was $418,000 in the third quarter of 2002; an increase of $145,000 from a $273,000 tax provision recorded in the same period in 2001.

Domestic tax expense was $420,000 in the third quarter of 2002, an increase of $14,000 from the $406,000 tax expense in 2001, primarily due to higher pre-tax income.  Foreign operations recorded a tax benefit of $2,000 for the third quarter of 2002, a decrease of $131,000 from the $133,000 tax benefit recorded in the three months ended September 30, 2001, primarily due to higher pre-tax income in 2002, offset by the tax-exempt status of the Israeli subsidiary, Speech Design (Israel), Ltd.

Results of Operations

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Net Sales

Net sales of $44,741,000 for the nine months ended September 30, 2002, were stable when compared to the $44,851,000 recorded in the same period in 2001.  Domestic revenues increased 3.0%, while foreign revenues in U.S. dollars declined 7.6% from 2001.  In Euros, foreign revenues decreased 10.6%; currency exchange fluctuations accounted for the percentage change difference.

Bogen (domestic)

Bogen’s revenues in 2002 were up $933,000 from 2001.  Product line sales results were mixed, with 17.1% growth in Engineered Systems sales offsetting flat or declining sales in other product lines.  Telco net sales in the first nine months of 2002 were $10,858,000 versus $11,158,000 in the same period in 2001, a decrease of $300,000 or 2.7%.  Growth in non-OEM product sales was offset by a decrease in OEM product revenues.  Net sales of Commercial Audio products totaled $7,027,000 in the first nine months of 2002, up $107,000, or 1.5%, from net sales of $6,920,000 in the same period of 2001.

Net sales of the Engineered System product line increased to $10,379,000 in the nine months of 2002, up $1,518,000 from $8,861,000 in the same period last year.  Net sales of Pro Audio products were $3,739,000 in 2002, down 9.5% from the $4,131,000 recorded in 2001.

Speech Design (foreign)

Speech Design’s net sales in the first nine months of 2002 were $12,738,000 compared to $13,781,000 in the same period in 2001, a decrease of $1,043,000.  In Euros, net sales in 2002 were 13,748,000 Euros, a decrease of 1,628,000 Euros from the 15,376,000 Euros in the same period in 2001. .  Unified Messaging services grew to $4,074,000 in the nine months ended September 30, 2002, up 22.1% from $3,337,000 for the nine months ended September 30, 2001.  Telco sales decreased to $8,664,000 for the nine months ended September 30, 2002, down 17.1% from the $10,454,000 reported in the same period in 2001.  Speech Design’s Telco product line was negatively affected by the continuing softness in the European telecommunications markets, which has caused significant spending reductions by end users and telecom carriers

Gross Profit

The Company’s gross profit as a percentage of net sales decreased to 47.3% for the nine months ended September 30, 2002, from 47.8% for the same period last year.  Gross profit was $21,182,000 in 2002, a decrease of $255,000, or 1.2%, from $21,437,000 in 2001.  The decline is primarily due to the greater weighting of domestic sales and gross profit as a percentage of total results.

Bogen’s gross profit as a percentage of net sales was 43.6% in the first nine months of 2002, down slightly from 43.7% for the same period in 2001.  Gross profit increased to $13,952,000 in 2002 from $13,579,000 in 2001.

Speech Design’s gross profit decreased to $7,230,000 in the first nine months of 2002 from $7,858,000 in the same period in 2001.  Gross profit as a percentage of net sales decreased to 56.8% in 2002 from 57.0% in 2001.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products in a timely and efficient manner.  R&D expense was $2,968,000, or 6.6% of net sales, for the first three quarters of 2002, compared to $3,104,000, or 6.9% of net sales, in the same period of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2002, decreased $1,496,000 from the same period in 2001.  SG&A expense was $14,967,000, or 33.5% of net sales, in 2002 compared to $16,463,000, or 36.7% of net sales, in 2001.  Domestic SG&A costs were down primarily due to lower administrative costs, a result of overhead cost control initiatives implemented throughout 2001.  Foreign SG&A expense decreased due to the restructuring of Speech Design’s operations in the second half of 2001 and decreased selling-related expenses.

Restructuring and Other Charges

In  2001, the Company wrote off approximately $581,000 of costs, primarily legal fees, incurred in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses.  In addition, Speech Design recorded approximately $176,000 of restructuring charges for the Unified Messaging business.

Interest Income and Expense

Interest income was $211,000 in the first nine months of 2002, a decrease of $159,000 from $370,000 in the same period in 2001.  The decrease is the result of the Company’s stock repurchases in the fourth quarter of 2001 and the third quarter of 2002, which utilized the Company’s cash reserves, and lower interest rates on invested cash in the United States.

Interest expense was $152,000 in 2002, an increase of $63,000 from $89,000 in 2001.  The increase is primarily from interest on payments made related to prior period tax filings.

Other Income

Other income for the nine months ended September 30, 2002, included $125,000 resulting from former minority shareholders of Satelco forgiving a note payable.

Income Taxes

The Company’s tax provision was $1,255,000 in the first nine months of 2002; an increase of $857,000 from a $398,000 tax provision recorded in the same period of 2001.

Domestic tax expense was $1,282,000 in the nine months ended September 30, 2002, an increase of $605,000 from the $677,000 tax provision for the same period in 2001, primarily due to higher income.  Foreign operations recorded a tax benefit of $27,000 for the first nine months of 2002; a decrease of $252,000 from the $279,000 tax benefit recorded in the same period of 2001, primarily due to higher profits in 2002 being partially offset by the tax-exempt status of the Israeli subsidiary, Speech Design (Israel), Ltd.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Company utilized its available cash and marketable securities and a portion of its available working capital line to repurchase and cancel approximately 4.238 million shares of common stock.

In the third quarter of 2002, the Company undertook an initiative to repurchase approximately 4.2 million shares of its common stock.  In early July 2002, the Company completed two privately negotiated transactions, repurchasing approximately 1.6 million shares at $4.00 per share, utilizing about $6.4 million of the Company’s available cash.  In mid-August, the Company completed a self-tender offer in which it repurchased approximately 2.6 million shares of its common stock at $4.00 per share, at a cost of about $10.5 million.  The Company drew on its remaining cash resources and then utilized approximately $2.5 million of its existing working capital line with KeyBank National Association (“Key”), on which it has repaid $500,000 as of September 30, 2002.

Net cash provided by the Company’s operating activities was $3,996,000, primarily due to net income of $2,008,000.  The effect of the increase in net receivables, due to the increase in sales when compared to the fourth quarter of 2001, was offset mostly by a reduction in inventory.

Net cash provided by investing activities was $3,047,000, which was comprised of $3,970,000 from the sale of marketable securities, offset by purchases of $575,000 for fixed assets, primarily production and tooling equipment, and payments for intangible assets, which included the additional goodwill related to Carrier Systems and the purchase of Satelco’s minority interest.

Net cash used in financing activities was $16,065,000.  In addition to the $17,040,000 that the Company paid to repurchase approximately 4.238 million shares of its common stock, the Company increased short-term borrowings by $1,173,000 of its existing lines of credit and paid down $198,000 of capitalized lease obligations.

As of September 30, 2002, the Company’s total liabilities were $10,641,000, of which $10,307,000 is due and payable within one year.

On April 21, 1998, the Company and BCI entered into a $27,000,000 credit facility (the Facility”) with Key, which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000,000 revolving line of credit for acquisition financing and a $7,000,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (the “Agreement”), under which the working capital line was reduced to $5,000,000 and the parties agreed to an unsecured $20,000,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000,000.  The Agreement bears interest at either Key’s prime rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of September 30, 2002, Bogen had $2,000,000 of short-term borrowings outstanding under the Agreement.  The Company was in compliance with all financial covenants for the period ended September 30, 2002.

Speech Design and its subsidiaries have credit lines and overdraft facilities of approximately 1,360,000 Euros (approximately $1,335,000) from five banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  Speech Design has a 7,669,000 Euro (approximately $7,525,000) credit facility for acquisition financing from D.G. Bank of Frankfurt.  The interest rate under the credit facility is up to 200 basis points above the Euribor rate.

At September 30, 2002, Speech Design and its subsidiaries had short-term borrowings of $201,000.  There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

The Company believes, although there are no guarantees, that it will generate sufficient operating cash flows to provide adequate liquidity to finance its ongoing activities, the borrowings related to the self-tender offer, and capital expenditures for the near term.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at September 30, 2002.  During the three and nine months ended September 30, 2002, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Within the ninety-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934.  The evaluation of the Company’s disclosure controls and procedures was made under the supervision and with the participation of the Company’s management, including its principal executive officers and principal financial officer.  Based upon that review, the Company believes that its disclosure controls and procedures are adequately designed to ensure that the information that the Company is required to disclose in this report has been accumulated and communicated to the Company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding such required disclosure.

There have not been any significant changes to the Company’s internal controls and procedures or in other factors that could significantly affect such internal controls since the date of the most recent evaluation by these senior officers and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken.

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

ITEM 2.	CHANGES IN SECURITIES

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

	99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date: November 7, 2002	By:	/s/ Michael P. Fleischer
	Name:	Michael P. Fleischer
	Title:	President

Date: November 7, 2002	By:	/s/ Maureen A. Flotard
	Name:	Maureen A. Flotard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

I, Michael P. Fleischer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Bogen Communications International, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7th, 2002

/s/ Michael P. Fleischer
Michael P. Fleischer
President

CERTIFICATIONS

I, Jonathan Guss, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Bogen Communications International, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7th, 2002

/s/ Jonathan Guss
Jonathan Guss
Chief Executive Officer

I, Maureen A. Flotard, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Bogen Communications International, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7th, 2002

/s/ Maureen A. Flotard
Maureen A. Flotard
Chief Financial Officer and Vice President - Finance