Form 10-K
period 2002-12-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2003-03-07
CIK 908517

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
FROM TO

COMMISSION FILE NUMBER 0-22046

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	38-3114641
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)
50 SPRING STREET, RAMSEY, NEW JERSEY	07446
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 934-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock, based on the closing price of the Registrant's common stock on February 26, 2003, as reported on the Nasdaq National Market System ("NASDAQ"), held by non-affiliates of the Registrant was approximately $7,313,282.

        As of February 26, 2003, 5,214,171 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the 2003 annual meeting of stockholders of Bogen Communications International, Inc., which definitive proxy statement will be filed no later than 120 days after December 31, 2002.

PART I

        All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company's competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company's ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company's business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company's information technology infrastructure, stability, and performance; and other factors set forth elsewhere in the Annual Report, including under "Risk Factors" contained in Item 7 of this Annual Report, and otherwise described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1. BUSINESS

        Bogen Communications International, Inc. (the "Registrant", and together with its subsidiaries, the "Company") develops, produces and sells sound processing equipment, telecommunications peripherals and Unified Messaging products and services, through its direct subsidiaries.

        The Company's United States business develops, manufactures, and/or distributes commercial telecommunications and audio products through Bogen Corporation ("Bogen") and through its subsidiaries, Bogen Communications, Inc. ("BCI") and Apogee Sound International, LLC ("Apogee").

        The Company's European business develops, manufactures, and markets voicemail systems and Unified Messaging products and services through Speech Design International, Inc. ("SDI") and through SDI's subsidiaries, Speech Design GmbH ("Speech Design") and Speech Design Carrier Systems GmbH (Carrier Systems), formerly Digitronic Computersysteme GmbH, both based in Germany, Satelco AG ("Satelco"), based in Switzerland, and Speech Design (Israel) Ltd., based in Israel.

        As used herein, "Bogen" shall mean the business of Bogen Corporation and its subsidiaries, and "SDI" or "Speech Design" shall mean Speech Design International Inc. and its subsidiaries. Certain financial information about the Company's two business segments is included in Note 18 to the Company's Consolidated Financial Statements, included herein.

        Bogen focuses on commercial and pro audio equipment, engineered systems, and telecommunications (Telco) peripherals for the voice and sound processing market. Since 1932, Bogen has been a leader in commercial amplifiers, speakers and intercom systems for background and foreground music applications, security and educational applications, and message/music-on-hold ("MOH") systems and has expanded into the pro audio market. Bogen's products are sold primarily through a network of distributors, dealers and contractors.

        Speech Design's Corporate Voice Processing ("CVP") line of business focuses on digital voice processing systems for mid-sized Private Branch Exchanges ("PABX"), targeting the European voice processing market. With the launch in late 1995 of its product family called "Memo", Speech Design added innovative non-PC based voice mail systems to its existing line of telecommunication peripheral products, which includes voice-mail, automated attendants, digital announcers and message/music-on-hold systems. In late 1998, Speech Design introduced the Teleserver Pro range of modular, higher-end (2-8 ports) voice and call processing peripherals. In addition to a higher capacity voice mail than possible with Memo, Teleserver also offers LAN connectivity to PC networks and ACD (automatic call distribution) functionality. In 2000 and 2001, Speech Design ported its functions of its standard voicemail product onto a single electronic board, which integrates in a major customer's PABX. In late 2002, the Teleserver family was further expanded to include MobilePro, integrating mobile worker's cellular telephones with their office PABX.

        In 1999, Speech Design added Unified Messaging products and services ("UMS"), through its flagship product, Thor(TM). Thor improves communications within any enterprise and delivers value-added services to Internet Service Providers ("ISPs"), as well as mobile and fixed-line network operators ("carriers"). Thor integrates fax and voice-mail into an existing e-mail environment, and e-mail and fax into the mobile-phone environment. Since its introduction and through 2002, Thor has been further developed to become a multifunctional added-value services platform for carriers, delivering innovative new applications such as SMS (Short Message Service) to fixed-line telephones and e-mail accessibility via telephone.

        Speech Design sells its PABX peripheral products through leading European telephone switch manufacturers in Germany, and through major independent dealers outside Germany. Speech Design's Thor Unified Messaging system in its enterprise version is sold through switch manufacturers and IT system integrators. In addition, Thor unified messaging services and platforms are sold directly to mobile and fixed-line carriers and ISPs, primarily in Europe but also in emerging markets.

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

        On May 20, 1998, the Company consummated the acquisition of the remaining 33% equity interest in Speech Design, held by the founders and managing directors of Speech Design. The aggregate consideration paid by the Company for the 33% equity interest approximated U.S. $8.8 million before acquisition costs, consisting of DM 7,570,000 (approximately U.S. $4.8 million) in cash and 458,000 restricted shares of the Company's Common Stock.

        On December 31, 1998, Speech Design acquired 100% of Carrier Systems, located in northern Germany. Carrier Systems is a developer and manufacturer of LAN and Internet based unified messaging products. The aggregate purchase price, including direct costs of $145,000, amounted to approximately $1.2 million in cash and assumption of certain liabilities. The terms of the acquisition agreement also provided for additional cash consideration up to DM 2.8 million (or approximately

$1.7 million) to be paid based on achievement of targeted sales levels. Based on actual sales performance, the total additional cash consideration reached approximately DM 1.0 million (or approximately $500,000).

        On August 26, 1999, Bogen Communications Inc., through Apogee Sound International, LLC ("Apogee"), a newly formed Bogen subsidiary, acquired substantially all of the assets of Apogee Sound Inc., a privately held company headquartered in Petaluma, California. Consideration for the acquisition was the assumption or payment of approximately $2.6 million of Apogee Sound Inc.'s liabilities.

        On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH ("T-Venture"), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly formed Company subsidiary that now holds all equity in Speech Design to T-Venture. Sale of the SDI common stock minority holding was for approximately 842,000 Euros, about $765,000. T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices. As part of the agreement, within thirty days after the second or third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

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

BOGEN (DOMESTIC OPERATIONS)

        Since its inception in 1932, Bogen has been involved in the commercial audio industry and currently develops, sources, assembles and distributes sound processing equipment and telecommunications peripherals through its wholly owned subsidiary, BCI.

        Bogen's audio products include: commercial audio amplifiers and speakers; related sound and intercom systems equipment for professional, industrial and commercial system applications; equipment for background and foreground music applications; and intercom and communications systems for the security and educational markets; and telephone paging systems. Bogen also markets a line of high performance, all environment speakers. In the third quarter of 1999, Bogen acquired substantially all of the assets of Apogee Sound, Inc. Through Apogee, Bogen manufactures and distributes amplifiers, speakers, and related products to the pro audio market.

BOGEN'S PRODUCT LINES

  TELCO

        Bogen's Telco products consist of telephone-based overhead paging systems and equipment and digital message/music-on-hold players. These products allow installers to increase the value of their telephone system offerings by providing users with enhanced efficiency and convenience.

        Bogen's Telco net sales for the years ended December 31, 2002, 2001, and 2000, were $14,757,000, $14,313,000, and $16,773,000, respectively. Telco net sales provided 25.0%, 25.1%, and 25.6% of the Company's net sales for these respective years. Speech Design also has a Telco line of products, the sales of which are included below under the heading "Speech Design's Product Lines".

  COMMERCIAL AUDIO

        Bogen's Commercial Audio product line consists of amplifiers, speakers, microphones, intercom systems and other sound equipment used in non-consumer applications, such as industrial public address systems, and background music in offices, restaurants, hotels, and stores. During 2002, Bogen introduced its new Power Vector modular amplifier series. With more models, higher power, and unique plug-in modules, this product line was specifically designed and created to successfully compete within the modular amplifier market.

        Commercial Audio net sales for the years ended December 31, 2002, 2001, and 2000,were $9,156,000, $9,251,000, and $9,648,000, respectively. Commercial Audio provided 15.5%, 16.2%, and 14.7% of the Company's net sales for the years ended December 31, 2002, 2001, and 2000, respectively.

  PRO AUDIO

        The Apogee product line includes speakers and speaker systems, amplifiers, processors, and system-balancing and design equipment for entertainment sound systems. Pro audio sales for the years ended December 31, 2002, 2001, and 2000 were $4,930,000, $5,013,000, and $5,906,000, respectively. Pro-audio sales accounted for 8.3%, 8.8%, and 9.0% of the Company's consolidated net sales for those years.

  ENGINEERED SYSTEMS

        Bogen's Engineered Systems product line features custom assembled microprocessor-based intercom/paging, IP-based media control, clock systems, and Apogee's pro audio systems. These product lines are sold to systems integrators for installation primarily in schools.

        Engineered Systems net sales for the years ended December 31, 2002, 2001, and 2000, were $12,966,000, $11,631,000, and $12,647,000, respectively. Engineered Systems net sales accounted for 22.0%, 20.3%, and 19.3% of the Company's net sales for those respective years.

BOGEN'S SALES AND MARKETING

  TELCO PRODUCT LINES

        Bogen distributes its Telco products to approximately 100 distributors who operate 200 telecommunications distribution centers. These distributors sell to thousands of telecommunications installers, often called "interconnects" or dealers, and VARs across North America. In addition to its distribution network, Bogen has a relationship with about 50 message/music-on-hold studios that specialize in creating custom messages. These studios sell their services along with Bogen's Telco products. Bogen also has an original equipment manufacturer (OEM) agreement to supply private label overhead paging systems to Avaya Communications, a spin-off from Lucent Technologies ("Lucent"), Avaya volume distributors, and Exp@nets, a large interconnect which acquired a portion of Lucent's business.

        Bogen markets its Telco products through a team of regional sales representatives, who exclusively sell Bogen's Telco products to Telco distributors in their assigned territories.

  COMMERCIAL AUDIO, PRO-AUDIO, AND ENGINEERED SYSTEMS PRODUCT LINES

        Bogen's Commercial Audio products are marketed through several independent manufacturers' representatives under the direction of Bogen's internal sales management team. Bogen's Engineered Systems products are sold to a network of contractors covering North America by a staff of Bogen-employed Regional Managers. The field sales personnel receive a salary and bonus based on performance and the representatives are compensated on a commission basis. Sales agreements are maintained with all of Bogen's independent sales representatives and Engineered Systems contractors. The sales representative agreements typically permit the sale of Bogen products by the representative in a specific territory assigned to one sales representative firm. Similarly, the Engineered Systems contractor agreements typically allow the contractor to purchase and install specific product lines in a designated territory.

        Bogen distributes its Commercial Audio products through about 1,000 active sound contractors, sound equipment and electronic distributors, and audio dealers, and is often sold as a complete system solution designed to satisfy an end-user's specific needs. We believe that virtually every major master sound products distributor, industrial equipment distributor, and commercial security products distributor in North America stocks Bogen's Commercial Audio products. In addition, approximately 200 major contractors and dealers market Bogen's Engineered Systems. The principal users of these products are industrial, professional, commercial and civic concerns and institutions such as schools, nursing homes, correctional facilities, retail stores, restaurants and houses of worship. Bogen's management believes that these user markets are relatively stable and that Bogen has developed significant name recognition in these markets.

        The Apogee product line consists of a worldwide network of about 200 distributors, touring companies, and contractors who specialize in the area of entertainment sound systems. The wide Apogee line includes speakers and speaker systems, amplifiers, processors and system balancing and design equipment. Apogee speaker products range from compact cabinets for foreground music applications to large arrays that can accommodate applications in theaters, arenas, stadiums, and other larger facilities where high-quality entertainment sound is required. In addition to a base of customers in the United States, approximately 35% of Apogee's business in 2002 was derived from export sales.

NEW PRODUCTS INTRODUCTION

        In 2002, the Company introduced a number of new products. The Power Vector family, or V-Series of modular input amplifiers, is applicable to all Bogen divisions, but primarily targeted to the commercial audio customer. This line of products consists of five amplifier power levels from 35 watts to 250 watts and eleven different input modules that can be installed into any of the eight input channels of the amplifiers. The Power Vector amplifier models also allow the installation of any of three specialized plug-in modules, which can take the place of expensive external signal processing equipment. This product capability is unique to Bogen and unavailable in competing equipment.

        The product line was carefully positioned to provide a compelling feature set and a superior value over competing products. Including the accessories, such as security cover plates, rack-mounting adapters and remotely located volume control panels, the Power Vector product line comprises 22 products and accessories, with a wider scope of models/power ranges, top-end units that exceed the competition's power levels and modules that are more robust than those of our competitors. This represents one of the largest product family introductions in recent years and signals to the market Bogen's intentions to become a leader in the product segment.

        Accompanying this introduction early in 2003 will be the launch of a wall-mounted product in this line, the WV-Series. This family will consist of three models from 100 watts to 250 watts with the same modular capabilities and a nearly identical feature set. The WV-Series is targeted primarily at the educational market but it is applicable to any type of audio installation, where its broad, shallow, form factor is desirable. This product line shares the same aggressive product positioning as the Power Vector family.

        At the NSCA trade show in April 2002, Bogen introduced a concept line of NEAR speakers, called the Orbit products, designed to meet the needs of higher end business music applications such as hospitality, restaurants and retail. This line consisted of a full range ceiling speaker, a full range pendant speaker for open space applications, a powered, compact subwoofer and a compact satellite speaker. Market response to the concept family led to the decision to move forward on production for two of the four line members, the ceiling and pendant speakers, which we expect will be available in the first quarter of 2003. Both speakers employ NEAR MDT metal alloy cones and patented MLS magnetic liquid suspension. MLS technology provides highly linear and accurate speaker response, plus superior speaker cooling for higher power applications. These speakers, like the Power Vector amplifier series described above, are designed to make the Company's product line more appealing to the important medium/large systems contractor segment.

        Also introduced in late 2002 was the Bogen VHub teleconferencing device. This product was positioned to flow through Bogen's Telco channel. In addition to providing high quality, full duplex operation, the VHub's value is further enhanced by its LCD display, 10 number speed dial, and attractive design. Special attention was paid to the product's packaging to make it appealing and eye-catching. Its bold graphics and clear product message are designed to provide a meaningful sales advantage when displayed on vendor shelves. The VHub is expected to have an impact on Telco sales in 2003.

        Capitalizing on the well-known Apogee name, Bogen's Engineered Systems division has introduced a selected group of Apogee products that address the school auditorium and gymnasium markets. The addition of these products to the channel product mix allows Engineered Systems contractors to use Bogen products for the full scope of school audio needs. Engineered Systems also introduced a digital video server ("DVS") enhancement to the highly successful iQuest product line. The DVS provides Video On Demand to the classroom and/or the desktop. Video material may be scheduled, reserved, and delivered via network streaming or broadband or baseband distribution throughout the school.

        In 2002, Apogee developed the AFI series for fixed installations. AFI models introduced in 2002 include the AFI-4, AFI-8 and AFI-118 subwoofer. These loudspeakers are targeted to the fixed installation market, which includes houses of worship, nightclubs, theaters and school auditoriums. The AFI series is designed to be a less expensive alternative to Apogee's flagship AE series with the same sonic quality but in a non-touring cabinet. Certain models are specifically designed to complement Bogen's existing Engineered Systems product mix. In 2003, Apogee intends to complete the AFI line with the AFI-3, AFI-7, AFI-4M stage monitor, the AFI-115 sub-woofer and several other smaller models. Certain ACS models will be phased into the AFI series, as well.

        In 2002, certain loudspeakers were removed from the Apogee product line, as part of an ongoing program to keep the line fresh. Several of the models in the high output F-series will be merged into the AE line in late 2003. Apogee will continue to offer parts and services on all of the discontinued speakers. These cuts have allowed the Company to reduce and standardize the number of different drivers it stocks. In 2002, Apogee completed the implementation of its driver redevelopment program and now owns all the designs for its drivers. This project is expected to generate product cost savings in 2003.

        In December 2002, Apogee finished development of a new high-powered amplifier, the CA-8000. This amplifier is less expensive than Apogee's DA-800 but provides the same output in a non-digital format. It completes the CA series of amplifier, is designed for fixed installations and can be used with any of the AE, ALA or AFI series loudspeakers. The CA-1000 and 3000 were removed from CA series.

  BOGEN'S SALES OUTSIDE THE U.S.

        Although Bogen's sales are primarily in the United States, Bogen also sells its products in Canada through a stocking representative with offices throughout Canada. Telco export sales to Europe are handled through the Company's subsidiaries in Europe. Export sales to other foreign countries are handled in the same manner as sales within the United States (i.e., through distributors, dealers and contractors that purchase the products and sell them to an established account base overseas). In 2002, Engineered Systems started distributing products to and via Singapore for sale throughout Southeast

Asia. Also in 2002, Apogee began exporting the NEAR speaker line through its international distributor network. Sales outside the U.S. accounted for less than 10% of Bogen's revenues in each of the last three fiscal years. Bogen recognizes sales as foreign based upon shipping destination.

BOGEN'S SOURCING AND MATERIALS

        All components and raw materials used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon established suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent elsewhere in East Asia, and the United States. These suppliers and sub-contractors either produce sub-assemblies for use in the finished product or produce and assemble the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications. The majority of Apogee's finished products are manufactured in its Petaluma, California, facility. A limited number of Bogen products are either built or assembled by Apogee, which may take on additional Bogen products in 2003.

        Although Bogen sources a majority of its products from South Korea and elsewhere in East Asia, the Company takes precautions to ensure that production will continue without interruption by assuring, to the extent practicable, that alternative sources of supplies and subcontractors are available. However, there can be no assurance that events beyond the Company's control, including, without limitation, the world geopolitical tensions, and, in particular, the current uncertainties affecting North and South Korea, the financial circumstances of any of the Company's suppliers and subcontractors, will not disrupt the production schedule or the Company's source of supplies. Any such disruption may have a material adverse effect on the Company's results of operations.

BOGEN'S PATENTS AND TRADEMARKS

        Bogen® is a trademark of the Company, which is registered in the United States and in certain foreign countries throughout the world. The trademark expires in the United States and in these countries between 2009 and 2010. Trademark applications and renewals for the Bogen mark have been filed in other countries. Bogen has also obtained U.S. trademark registration for the trade name "Multicom2000®". This trademark is utilized in connection with Engineered Systems and expires in June 2011. Bogen has obtained U.S. trademark registration for the trademark "NEAR®". This trademark expires in November 2011. In addition, Bogen holds a U.S. trademark for the mark "Speech Design®", which will expire on December 31, 2006, and which can be renewed at that time for an additional ten years. Bogen also holds the U.S. trademark for "NEAR Armadillo Speakers®" and "Easy Install Speakers®" Trademarks currently in the application process include "IQ IQuest™". We believe that these trademarks provide value to the Company.

        In June 1998, Bogen was awarded a patent for the technology of its Pro Matrix™ amplifier product. In June 1999, Bogen was awarded a U.S. patent for its Pro DRDX product (an MOH system) technology. NEAR® has two U.S. patents related to its speaker products, one for its MLS (Magnetic Liquid Suspension) Spider less cone speaker expiring in 2011 and the other for an in-ground sub-woofer, which was granted in 1998, expiring in 2015. In 2000, the Company received a U.S. design patent on its NEAR A-Series™ speakers. In 2002 Bogen was awarded a patent for its highly innovative Easy Install Speaker®, which expires in 2020. Also this same year Bogen was granted a patent on its Backslope Regulator System, which is used in the M-Class and Black Max amplifier lines. It expires in 2021.

        There can be no assurance that the Company's pending patent applications will be granted, or, if granted, that they will provide the Company with exclusive rights to sell or market a particular line of such product.

BOGEN'S RESEARCH AND DEVELOPMENT

        Bogen's in-house engineering department ("R&D") is responsible for all phases of new product development, continuing support of existing product, specification and project management of products developed by its offshore development group and OEM product evaluations.

        During the first half of 2002 much of Bogen's R&D resources were focused on completing development of the Power Vector family of products. This included the finalization and initial production of the amplifiers, development of the accessory items, as well as completion of nine new modules that were ultimately developed to fill out the module offering. The wall mounted WV-Series consumed the remainder of the Power Vector project group's time during 2002.

        Bogen's NEAR product division has developed a line of speakers named Orbit, targeted at retail establishments. The initial line consists of high-quality ceiling speakers, a hanging pendant with the same high quality sound, an innovative vented, self-powered subwoofer and complementary satellite speaker. Ultimately out of these 4 items, the ceiling and pendant speakers are being put into mass production. Bogen made a deliberate decision to hold on the subwoofer and satellite, as market research indicated that current demand in this product segment would not provide the desired opportunity for these products. Bogen continues to monitor the opportunity in the segment for a possible future launch of these products.

        During 2002, Bogen invested R&D resources in the update of the Multicom 2000 product's UL and CUL regulatory status. From time to time, UL updates its regulations and manufacturers must redesign and retest their products to ensure compliance to the new regulations within certain time frames. The Multicom has been approved to these new standards ensuring its applicability in the future.

        A new line of Telco products was also under development during 2002. Targeted for a 2003 launch, the Company hopes the line will allow Bogen customers to address applications previously unavailable.

        Bogen's product development group also continued work with overseas vendors to produce high-quality audio drivers used in Apogee speaker products. This effort resulted in the redesign of a majority of Apogee's drivers, which provided three benefits: (1) significant product cost savings, (2) relief from single source vendors, and (3) process improvement whereby the vendors now perform manufacturing steps previously performed as a secondary operation in Apogee's factory. All drivers were critically matched to the existing drivers to ensure that customers would not be affected by the change in driver manufacturers.

        Research continues on a DSP card as an option in the APL series. A working model has already been produced. This card would allow the speaker to have, internally, several previously external processing devices like equalizers and digital delays. The devices would be controlled via network connection to each loudspeaker. Also, the new card would allow digital audio distribution directly to the loudspeaker. The above feature set currently does not exist in the marketplace in a single unified package. Apogee expects to have the DSP card available for the APL series in the second half of 2003.

        There can be no assurances that any new products will be able to compete with similar products offered by other manufacturers.

        Research and development expenditures for the years ended December 31, 2002, 2001, and 2000, were $1,771,000, $1,774,000, and $1,703,000, respectively.

BOGEN'S COMPETITION AND MAJOR CUSTOMERS

        Bogen's competition varies by market and product line. Bogen competes on name recognition, price, delivery, availability, innovation and product features and quality. However, such factors vary in relative importance depending on the markets and products involved. Bogen has concentrated on markets in which it believes that it can obtain a significant market share, be one of the top two or three suppliers, or which have substantial growth potential. Bogen's key strength continues to be its distribution channels and name recognition, especially in the school, background/foreground music, overhead paging, and the security markets.

        Bogen's Telco products compete in the overhead paging and MOH niches of the Telco market.    In the overhead paging market, Bogen's main competitor is Valcom, Inc., a company that has been established in this market for several decades. Several other U.S. companies, which have been losing market share over the past few years, and several companies attempting to enter the market also compete with Bogen's overhead paging products. Bogen believes it has increased its share in recent years. In the MOH market, Bogen's competitors are relatively small companies that offer basic systems. In the newly entered market of teleconferencing, Polycom holds approximately 95% of the market and is Bogen's primary competitor.

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

        The Engineered Systems customer market is a specialized market characterized by low unit volume and high dollar sales. Bogen's principal competition comes from Rauland-Borg Corporation, the market leader in this area, and Dukane Communications Systems (recently acquired by Edwards Systems Technology, Inc.), each of which, like Bogen, has been in the market for several decades and has well established name recognition and distribution channels.

        The Apogee brand is well known in the pro audio market, and its AE-5 loudspeaker is a market leader for performance. Meyer Sound, EAW, Renkus-Hienz, and the JBL brand are all among Apogee's competitors. Each of these companies provides similar products to the pro-audio market, but they have superior brand recognition and market penetration. In 2003, Apogee expects to improve market share through its new AFI series and with the introduction of its DSP option to the APL line.

BACKLOG OF ORDERS

        As of December 31, 2002, Bogen had a backlog of firm orders of about $837,000, all of which it expects to fill within 2003. As of December 31, 2001, Bogen had a backlog of firm orders of approximately $1,138,000, all of which were filled in 2002.

SPEECH DESIGN (FOREIGN OPERATIONS)

        Speech Design, located in Germering, Germany, outside Munich; Wedel, Germany; Richterswil, Switzerland; and Kfar Saba, Israel; develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies.

        Speech Design product lines include voice mail systems, automated attendants, digital announcers, MOH systems and Unified Messaging ("UMS") products and services. Speech Design's products are in the Telco line of products.

        In late 1995, Speech Design launched its "Memo™" product line of stand-alone non-PC based voice mail peripherals for small-to-medium PABXs. The high-end Memo-CDA model includes a CD based music and information on hold system. Memo offers full integration with most of the popular PABX models on the European market and has rapidly become one of the fastest selling voice mail systems in the 2 to 4 port (channel) category. In late 1998, Speech Design introduced the "Teleserver

Pro™" range of modular, higher-end (2 to 8 port) voice and call processing peripherals. In addition to higher capacity voice mail than possible with Memo, Teleserver also offers ACD (automatic call distribution) functionality. In early 2002, Speech Design launched its first switch-integrated (internal board in a PABX) voicemail system in an OEM cooperation with a leading European PABX manufacturer. In late 2002, the Teleserver family was further expanded to include MobilePro, integrating mobile worker's cellular telephones with their office PABX.

        On December 31, 1998, Speech Design acquired 100% of Carrier Systems, located in northern Germany. Carrier Systems is a developer and manufacturer of LAN and Internet-based Unified Messaging products. It's flagship product, Thor™, improves communications within any enterprise and delivers value-added services to ISPs and mobile as well as fixed-line carriers. Thor integrates fax and voice mail into an existing e-mail environment. The user can retrieve and manipulate all messages either locally, using the familiar PC-desktop, or remotely, via an Internet computer, telephone or fax machine from anywhere in the world. Services such as listening to e-mails on the telephone, forwarding e-mails or faxes to a fax machine nearby, or message notification to a mobile phone are available.

        Thor has been sold to several major ISPs operating in Europe, including America On Line, 1&1, GMX, and Easynet. DT, Europe's largest telecommunications company, selected Thor as the strategic platform for its added value messaging services in the fixed-line network. In 2001 and 2002, four Thor-based services were launched by DT. Based on the DT experience, further carrier projects were implemented with e-plus in Germany (e-mail reading on the mobile telephone), TDC in Denmark, Vodacom in South Africa, and Orange in France (SMS-to-Voice: delivery of SMS messages to fixed-line telephones). The enterprise version of Thor, compatible with MS Exchange, Lotus Notes and other corporate e-mail servers, was launched in mid-1999.

SPEECH DESIGN'S PRODUCT LINE

        Speech Design's CVP products are in the Telco line. CVP sales were $11,251,000, $13,090,000, and $18,636,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Speech Design's UMS product line sales were $6,017,000, $3,845,000, and $1,910,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Total Speech Design net revenues were 29.2%, 29.6%, and 31.4%, respectively, of the Company's consolidated net sales for these years.

SPEECH DESIGN'S SALES AND MARKETING

        The general market for Speech Design's products is the European voice processing market for commercial and industrial end-users. According to the Company's estimates, the current penetration in Europe of applications such as voice mail is low compared to the levels in the U.S. In 1999, Speech Design entered the new, rapidly growing Unified Messaging market.

        In 1994, Speech Design acquired a 67% interest in Satelco, a Swiss company that is a marketer of telephone peripherals and a distributor of Speech Design and Bogen products. In mid-2002, Speech Design acquired the remaining 33% from Satelco's minority shareholders. In order to further support its efforts to enter the UK market, Speech Design founded a sales subsidiary, Speech Design (UK) Ltd., in early 1996. Due to slower-than-expected UK market development, Speech Design (UK) Ltd. was closed effective December 31, 2000. Speech Design continues to sell to UK customers directly from Germany. Sales outside of Germany constituted 16% of total sales in 2002; down from 19% in 2001.

        In mid-1996, a manufacturing subsidiary, Speech Design (Israel) Ltd., was founded in Israel and has assumed production of certain product lines from Speech Design, resulting in reduced manufacturing cost and tax levels. The Israeli facility was granted a 10-year income-tax exemption effective January 1, 1997. In 2002, approximately 45% of all units manufactured by Speech Design came from the Israel facility.

        Speech Design markets its PABX peripherals to major manufacturers and distributors of PABX systems throughout Europe for use by mid-size companies consisting of approximately 50 to 200 employees. PABXs are multiple-line business telephone systems, which are installed at end users' businesses to facilitate internal and external communications. The major manufacturers integrate Speech Design's products with their PABXs for sale to the end-user as part of a new system. Because of this product integration, Speech Design's products have increased visibility, leading to more peripherals being sold to owners of previously installed PABXs.

        Speech Design attempts to differentiate itself both from high-end suppliers of large customized systems and suppliers of semi-professional, price-sensitive solutions for the small company sector by providing standard, high-quality, affordable and easy-to-use products for the small to mid-size PABX.

        Speech Design sells its voicemail products through resellers. In Germany, Speech Design's main customers are leading PABX manufacturers and major independent dealers. In other European countries, Speech Design has agreements with national distributors, which in Switzerland is a Speech Design subsidiary, which market to the reseller base in their respective territories. Sales to three customers of Speech Design totaled approximately $14,000,000, accounting for 66% of Speech Design's net sales in 2002.

        Thor unified messaging systems are sold directly to service providers (ISP's and telecommunications carriers) as well as indirectly (through PABX manufacturers and IT system integrators) to corporate customers. Since 2000, Speech Design has focused on developing sales of Thor platforms to mobile and fixed line network operators ("carriers"). A major contract was signed with Deutsche Telekom ("DT") in late 2000, with four different services launched in 2001 and 2002. Revenues consist of per-mailbox pricing, maintenance fees, and certain development/customization fees. In late 2001 and in 2002, several major international carriers started Thor-based services: e-plus in Germany, TDC (formerly TeleDanmark) in Denmark, Vodacom in South Africa, and Orange in France.

  GERMANY

        In Germany, Speech Design's approach for local distribution of voice processing products consists primarily of selling directly to the regional sales offices of the leading manufacturers of PABX equipment including Siemens, Tenovis (formerly Bosch Telecom), DeTeWe and DT. Approximately 71% of Speech Design's sales are to these customers (which percentage corresponds to these manufacturers' approximate joint share of the PABX market). Speech Design has achieved central pricing agreements and technical as well as commercial endorsements from the headquarters of each of these companies. The regional offices of these companies consist of approximately 200 locations and a combined sales force of approximately 2,000 people. Speech Design's sales and technical team supports and motivates the regional sales forces of the large PABX companies to actively market Speech Design's products. Speech Design routinely updates its data bank of all PABX sales representatives in Germany to help the sales team optimize communications and efficiency. In late 1999, Speech Design entered into an OEM agreement with DT, under which DT resells the full range of Speech Design's voicemail products. DT offers the systems under its own "Octopus Mail" trademark to its installed base of customers, as well as to new switch customers.

        In 2002, Speech Design continued to intensify its efforts to sell voice mail systems to the installed switch base ("the aftermarket"). Since the Company's distributors mainly focus on sales to new switch customers, the aftermarket is largely under-penetrated and offers significant sales potential. The aftermarket effort centers on the high-end Teleserver and enterprise Thor products.

        Speech Design considers its sales network in Germany, Europe's largest telecommunications market, to be one of its most valuable assets and a market entry barrier to potential competitors.

        For the enterprise version of Thor, Speech Design uses the existing PABX sales channel and builds an additional IT system integrator reseller network. For Thor sales to ISPs and carriers, potential German customers in this field are being approached directly by Speech Design's senior key account executives.

  OUTSIDE OF GERMANY

        Speech Design utilizes exclusive national distributors in selected European markets (Belgium, Denmark, Finland, France, Italy, The Netherlands, and Sweden). Speech Design's foreign distributors are independent resellers of telecommunications equipment, who market Speech Design's products to local manufacturers and distributors of PABXs. The Austrian sales market is managed by the Germany sales organization and Speech Design products are sold in Switzerland through Satelco.

        Speech Design's key account managers based in Germany sell Thor platforms and services to selected European ISPs and carriers. Internationally, Speech Design also cooperates with Hewlett-Packard ("HP") in marketing and implementing Thor-based carrier solutions.

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

        Thor Unified Messaging systems are assembled from standard PC-server components (mainly sourced from HP) and standard communications boards from several suppliers. Large carrier configurations are completely manufactured in a specialized HP facility under a cooperative agreement with Speech Design.

        Speech Design maintains a computerized order processing and warehouse system and a level of product availability that generally enables it to deliver standard products in Germany on an average of three days after receipt of an order and within two weeks after receipt of an order from other countries.

SPEECH DESIGN'S PATENTS AND TRADEMARKS

        "Speech Design®" is a registered trademark in Germany and the U.S. Several of Speech Design's products also have registered trademarks in Germany, including: Thor ™, Mozart™, Genius™, and Sissy™.

SPEECH DESIGN'S RESEARCH AND DEVELOPMENT

        Speech Design's in-house engineering department is responsible for research and development and production engineering of all Speech Design products. In 2002, the R&D department maintained its focus on further development of Speech Design's next generation call processing platform, suitable both for integration into PABXs (switches) and for stand-alone operation. The platform offers higher scalability (up to 30 ports), digital (ISDN) interfaces and a standard, open-platform operating system (Linux). In comparison, the currently marketed Memo and Teleserver product lines cannot be switch-integrated, scale to a maximum of eight ports, have analog-only interfaces and are based on a proprietary operating system. Under an OEM and Licensing Agreement, the first implementation of the new platform is an integrated voicemail system for a leading European switch manufacturer, launched in early 2002 and sold worldwide. Another ongoing development effort has been Teleserver Mobile Pro, a system enabling mobile workers to use their cellular phones as "virtual extensions" of the office PABX, resulting in a better integration of the mobile workforce and potentially significant savings on mobile connections. Market launch of Mobile Pro is scheduled for the first quarter of 2003.

        The R&D team responsible for the development of the Thor UMS platform and services is based at Carrier Systems. In 2002, the main effort was the continued development of a turnkey system aimed at ISPs and mobile telcos, offering customers a rapid service rollout with a minimum investment of their own in-house resources and capital expenditure. The package includes web-based registration infrastructure, database management and customized front-end design. Customization of Thor for several added-value services at DT and other carrier customers, along with the development of new applications, accounted for a significant portion of the engineering effort in 2002. In addition, the core technology team continued to expand Thor capabilities by including voice recognition, telephone access to PIM (Personal Information Manager) functions, voice-XML standards, and other areas.

        Research and development expenditures for the years ended December 31, 2002, 2001, and 2000, were $2,197,000, $1,982,000, and $1,048,000, respectively. The lower level of expenditure in 2000 was due to the accounting treatment of an OEM development project (development costs were charged to cost of goods sold) and from the capitalization of third-party costs to subcontractors for the development of TeamPro (the Teleserver call distribution subsystem).

SPEECH DESIGN'S COMPETITION

        In Germany, Speech Design is among the market leaders in the small to mid-size PABX peripherals market. Speech Design's main competitor in Germany is a provider of telephone peripherals primarily at the low-end of the Speech Design product range (MOH units and announcers).

        No single company dominates the European market for small to mid-size PABX peripherals. With the exception of Northern Telecom, Lucent, and a handful of other competitors who are highly focused on the large, customized systems market, Speech Design's competition comes from a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused in their national markets and generally cannot afford to be global players, possibly due to the cost of establishing distribution channels and gaining regulatory approval for selling telecommunications products in each country.

        In the market of UMS, Speech Design's main competitor in the corporate area in Germany is Cycos, while the competition in the carrier market mainly consists of companies that have supplied mobile and fixed-line operators with their voice mail infrastructure. We believe that such vendors (Comverse, Lucent, Unisys and others) see UMS as an opportunity to up-sell to the existing voice mail-only customer base.

        Management believes that the combination of Speech Design's mid-size PABX focus, broad and unique product range and Europe-wide distribution presence may enable Speech Design to become a leading provider of telephone peripherals in many European countries. There can be no assurance, however, that such results will occur or that the Teleserver family of voice mail and related products (including the new MobilePro) and Thor UMS system will increase Speech Design's competitive advantage in Europe, because this industry is highly sensitive to general economic conditions and is characterized by rapid technological change. 2001 and 2002 saw a major decline in sales of telecommunications equipment in Europe, including PABXs, and a significant reduction of carriers' capital expenditure budgets. These developments continue to have a negative impact on Speech Design's sales, both in the PABX peripherals and carrier unified messaging markets. Speech Design's ability to compete successfully may also depend in substantial measure on its ability to develop or acquire new or improved equipment, techniques and products and/or to modify and upgrade its existing equipment, techniques and products.

SPEECH DESIGN'S BACKLOG OF ORDERS

        As of December 31, 2002, Speech Design had a backlog of firm orders of approximately $550,000, all of which it expects to fill in 2003. As of December 31, 2001, Speech Design had a backlog of firm orders of approximately $420,000, all of which were filled in 2002.

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

        The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for computing and radio equipment and many of Bogen's products require authorization by the FCC. In addition, many of Bogen's products also require the authorization of the Underwriter's Laboratory ("UL"). All such required authorizations have been obtained. As a result of modifications and improvements to Bogen's products, Bogen will be obligated to seek new authorizations where there is degradation in the radio frequency emissions. Failure to obtain such authorizations may preclude Bogen from selling its products in the U.S. Bogen makes all commercially reasonable efforts to ensure that its products comply with such requirements, but makes no assurance as to our ability to comply with such requirements at all times in the future.

        To successfully access the Canadian market, Bogen must obtain Underwriters Laboratory Canada and Canadian Standards Association authorizations for all AC powered products, which it has done for all of its current products.

        All Speech Design products have been adapted to the technical (PTT-approvals) and commercial regulatory requirements of Western European markets. All Speech Design products carry the Community European ("CE") marking, which is the equivalent of a UL certification in the United States.

        In 1995, Speech Design received the ISO 9001 Quality Certificate for its research and development, production and customer support operations in Germany. In 1996, the Quality Mark was extended to include Speech Design's Israel subsidiary. In 1999, Carrier Systems was certified. ISO 9001 is an internationally recognized Quality Assurance certification.

EMPLOYEES

        As of December 31, 2002, the Company had approximately 240 full-time employees engaged in its businesses. The Company also uses temporary and/or part-time employees, as required. About 20 of the Company's U.S. employees are subject to collective bargaining agreements, which expire in June and September of 2003. The Company considers its relationship with its employees to be satisfactory. The Company's Chief Executive Officer, President, and key officers have entered into employment contracts with the Company.

ITEM 2. PROPERTIES

        The Registrant's principal place of business is located at 50 Spring Street, Ramsey, New Jersey 07446, which is subleased from an unaffiliated third party. Bogen also maintains its principal warehouse and executive offices at that location. The lease, which covers approximately 70,000 square feet, commenced on January 1, 1987, and was extended for approximately 10 years on November 28, 2000. Annual base rental payments over the remainder of the lease are approximately $540,000, plus taxes and other expenses. Apogee leases approximately 30,000 square feet for its facility in Petaluma, California, under a lease, which commenced in April 2000 and expires on March 31, 2005. Annual rental payments over the remainder of the lease are approximately $270,000 plus taxes and other charges.

        Speech Design leases its facilities in Germering, Germany, under a lease expiring in September 2005. It is comprised of a warehouse and executive offices, covering a total of 21,000 square feet. Speech Design's subsidiaries have leases in Wedel, Germany; Kfar Saba, Israel; and Richterswil, Switzerland, which expire over the next three years. Speech Design and subsidiaries' aggregate annual rental payments are approximately $485,000.

        Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company develops and utilizes technology for substantially all of the products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto. It is difficult to predict the outcome of such litigation and the amount of damages that may be awarded in these types of cases. The Company does not believe that the results of any pending or threatened litigation related to the Company's technology or use thereof will have a material adverse effect on its financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Registrant's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ") under the symbol "BOGN".

        The following table sets forth the range of high and low bid prices for the Common Stock on NASDAQ for each of the fiscal quarters during the period from January 1, 2001, through December 31, 2002. The quoted prices represent "inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

JANUARY 1 TO MARCH 31, 2001
SECURITY	HIGH	LOW
Common Stock	$6.00	$3.10
APRIL 1 TO JUNE 30, 2001
SECURITY	HIGH	LOW
Common Stock	$3.80	$2.50
JULY 1 TO SEPTEMBER 30, 2001
SECURITY	HIGH	LOW
Common Stock	$3.20	$1.74
OCTOBER 1 TO DECEMBER 31, 2001
SECURITY	HIGH	LOW
Common Stock	$3.54	$2.25
JANUARY 1 TO MARCH 31, 2002
SECURITY	HIGH	LOW
Common Stock	$3.50	$2.80
APRIL 1 TO JUNE 30, 2002
SECURITY	HIGH	LOW
Common Stock	$3.85	$2.77
JULY 1 TO SEPTEMBER 30, 2002
SECURITY	HIGH	LOW
Common Stock	$5.92	$3.61
OCTOBER 1 TO DECEMBER 31, 2002
SECURITY	HIGH	LOW
Common Stock	$4.17	$4.07

        The Registrant has not declared or paid any cash dividends on its Common Stock since commencing operations and currently does not anticipate paying any dividends on the Common Stock in the foreseeable future. As of February 26, 2003, there were approximately 100 holders of record of the Company's Common Stock. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Equity Compensation Plan Information

        The table below sets forth information with respect to shares of Common Stock that may be issued under the Company's equity compensation plans as of December 31, 2002. See Notes 13 and 14 to the

Company's consolidated financial statements, included herein, for further details concerning equity compensation grants made under equity compensation plans both approved and not approved by the Company's stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,146,350	$4.09	264,533
Equity compensation plans not approved by security holders (2)	575,885	$5.00	—

Total	1,722,235	$4.39	264,533

(1)
Includes the Stock Incentive Plan ("Plan"), as amended and restated.

(2)
Includes 325,885 options in the aggregate granted in November 1997 outside the Plan to the Company's CEO and its President and 250,000 warrants acquired by a limited liability company whose interests are owned by the CEO and the President.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial information for the Company and should be read in conjunction with the more detailed consolidated financial statements and the notes thereto. The Company's future results of operations could be affected by a number of material risks and uncertainties as described in this Annual Report, including, without limitation, the first paragraph of Part I hereof and under the section titled "Risk Factors" contained in Part I, Item 7 hereof. See also "Item 8. Financial Statements and Supplementary Data."

(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998
Net sales (1)	$59,077	$57,143	$65,520	$58,877	$52,482
Gross profit (1)	$27,680	$26,965	$30,359	$28,559	$24,381
Purchased In-Process Research and Development	$—	$—	$—	$—	$3,885
Income (loss) from operations	$3,095	$(1,421)	$4,135	$5,206	$2,730
Net income (loss)	$1,999	$(728)	$3,066	$3,500	$342
Preferred dividends	$—	$—	$—	$—	$900
Net income (loss) available to common shareholders	$1,999	$(728)	$3,066	$3,500	$(558)
Net income (loss) per Common share—Basic	$0.26	$(0.07)	$0.33	$0.52	$(0.12)
Net income (loss) per Common share—Diluted	$0.26	$(0.07)	$0.31	$0.45	$(0.12)

(1)
In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue and report all costs incurred by the seller for shipping and handling as cost of goods sold.

  Consequently, the Company has reclassified such revenues and expense amounts, which were previously netted in selling, general, and administrative, to sales and cost of goods sold. As a result of this reclassification, sales were increased by $1,009, $879, and $654 and cost of sales were increased by $2,261, and $1,924, and $1,443 for the years ended December 31, 2000, 1999, and 1998, respectively. There is no effect on income (loss) from operations. In 2001, the Company adopted the provisions of EITF Issue No. 00-22, "Accounting for "Point" and Other Loyalty Programs", which classifies customer rebates as a reduction of sales, and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which classifies such consideration as a reduction of sales. Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales. As a result of these reclassifications, sales were decreased by $673, $743, $489, and $275, for the years ended December 31, 2001, 2000, 1999, and 1998, respectively. There is no effect on income (loss) from operations.

BALANCE SHEET DATA AS OF DECEMBER 31,

	2002	2001	2000	1999	1998
Total assets	$45,933	$55,807	$61,112	$43,478	$37,747
Long-term debt (net of current maturities)	$6	$131	$288	$699	$227

        The Company did not pay a cash dividend on the Common Stock during any period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The consolidated financial statements and the following discussion include the Registrant's 99% owned subsidiary Bogen; Bogen's wholly-owned subsidiary, BCI; BCI's wholly-owned subsidiary, Apogee; SDI, the Registrant's 98% owned subsidiary; SDI's wholly-owned subsidiary Speech Design; and Speech Design's wholly-owned subsidiaries: Carrier Systems; Satelco (effective June 30, 2002); Speech Design (Israel) Ltd., and Speech Design (UK) Ltd. (closed effective December 31, 2000). All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior years amounts have been reclassified to conform to the current year's presentation.

        The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest. The Company records all losses after the minority interest liability is reduced to zero.

        Approximately 30% of the Company's 2002 revenues in U.S. dollars were derived outside of the United States, primarily in Germany. Accordingly, currency fluctuations may impact the Company's earnings. Over the course of 2002, the Euro exchange rate averaged Euro 1.06125 to the U.S. dollar, with a low of 0.9527 and a high of 1.1682. This represents a 22.6% movement of the Euro to the U.S. dollar throughout the year.

RESULTS OF OPERATIONS 2002 COMPARED TO 2001

NET SALES

        Net sales of $59,077,000 for 2002 increased 3.4% from 2001 net sales of $57,143,000. Revenues in the Telco and Commercial and Pro Audio lines of business were impacted by weakness in both domestic and foreign markets, primarily due to the underlying economy, while Engineered Systems grew due to government funding in 2002 of the educational markets it services. Improvement in foreign exchange rates had a positive impact on foreign operations revenues in U.S. dollars.

Bogen (domestic)

        Telco net sales in 2002 amounted to $14,757,000 compared to $14,313,000 in 2001, an increase of $444,000 or 3.1%.

        Net sales of Commercial Audio products amounted to $9,156,000 in 2002, a decrease of 1.0% from net sales of $9,251,000 of such products in 2001.

        Net sales of Pro Audio products, through Apogee, amounted to $4,930,000 in 2002, down $83,000, or 1.7%, from $5,013,000 in 2001.

        Net sales of the Engineered System line increased $1,335,000, or 11.5%, to $12,966,000 in 2002 from $11,631,000 in 2001.

Speech Design (foreign)

        Speech Design's products are in the Telco line. Net sales in 2002 were $17,268,000 compared to $16,935,000 in 2001, an increase of $333,000, or 2.0%. In Euros, net sales in 2002 decreased 3.4%, to 18,263,000 from 18,911,000 in 2001. The decline in Euros at Speech Design reflected deep cutbacks on telecommunications spending by end users and telecom carriers and resulting lower sales of Speech Design's telephone peripheral hardware, music on hold systems, and most other digital voice processing technologies. This overall decline was offset somewhat by over 50% growth in Unified Messaging revenues, after two consecutive years of 100% annual growth.

GROSS PROFIT

        The Company's gross profit in 2002 was $27,680,000, an increase of $715,000 from $26,965,000 in 2001. As a percentage of sales, 2002 showed a slight decrease to approximately 46.9% from 47.2% in 2001. This slight decline in gross margin percentage primarily reflects changes in sales mix within each of the Company's segments and lines of business.

        Bogen's gross profit increased from $17,530,000 in 2001 to $17,831,000 in 2002. Gross profit as a percentage of sales decreased from 43.6% in 2001 to 42.7% in 2002. The decrease in gross profit percentage is primarily a result of greater Engineered Systems revenues, with its slightly lower gross margins, as a percent of total Bogen revenues.

        Speech Design's gross profit increased from $9,435,000 in 2001 to $9,849,000 in 2002. Gross profit as a percentage of sales increased from 55.7% to 57.0% from 2001 to 2002. The increase in gross profit as a percentage of sales in 2002 versus 2001 is primarily a result of increased UMS revenues, which have higher gross profit margins than traditional Telco products.

RESEARCH AND DEVELOPMENT

        Research and Development expense was $3,968,000, or 6.7% of sales in 2002, compared to $3,756,000, or 6.6% of sales in 2001. This increase reflects the Company's continuing effort to introduce innovative products to the market and to update existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") decreased $699,000, or 3.3%, from 2001 to 2002. SG&A expense was $20,353,000, or 34.5% of sales, in 2002 compared to $21,052,000, or 36.8% of sales, in 2001. The decrease in SG&A is generally a result of overhead cost controls initiated in response to the softening economy and Company-wide restructuring implemented throughout 2001.

ASSET IMPAIRMENT

        In 2001, the Company's domestic operations recorded a non-cash charge of approximately $1,409,000, reflecting the elimination of all goodwill associated with pro audio acquired assets, in compliance with existing generally accepted accounting principles. The amount of the impairment was determined by comparing the carrying value of the goodwill to the discounted cash flows of the underlying operations.

RESTRUCTURING AND OTHER CHARGES

        In 2001, the Company wrote off all remaining costs, approximately $581,000 of legal fees, incurred to date in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses. In addition, Speech Design recorded approximately $305,000 in restructuring charges associated with its voicemail business and $176,000 of restructuring charges for the Unified Messaging business, in both cases primarily for costs associated with personnel reductions.

INTEREST INCOME AND EXPENSE

        Interest income was $183,000 in 2002, a decrease from $472,000 in 2001. The decrease in interest income primarily reflects the Company's utilization of available cash for stock buybacks in late 2001 and mid 2002 and generally lower interest rates.

        Interest expense was $129,000 in 2002, an increase of $7,000, from $122,000 in 2001. The increase is primarily a result of the Company's use of short-term credit facilities related to its two tender offers, offset by declining interest rates from 2001.

OTHER INCOME, NET

        Other income for 2002 included $128,000 resulting from former minority shareholders of Satelco forgiving a notes payable.

INCOME TAXES

        The Company recorded a tax expense of approximately $1,256,000 in 2002. In 2001, as a result of the Company's net loss, a tax benefit of $315,000 was recorded. Foreign taxes increased from 2001 by $504,000, a result of a return to segment profitability, partly offset by utilization of benefits for certain foreign loss carryforwards. Domestic taxes increased by $1,067,000 from 2001, primarily due to higher profits.

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

Speech Design (foreign)

        Speech Design's products are in the Telco line. Net sales in 2001 were $16,935,000 compared to $20,546,000 in 2000, a decrease of $3,611,000, or 17.6%. In Deutsche Marks ("DM"), net sales in 2001 decreased 14.7%, to 36,987,000 from 43,359,000 DM in 2000. The decline at Speech Design reflected deep cutbacks on telecommunications spending by end users and telecom carriers and resulting lower sales of Speech Design's telephone peripheral hardware, music on hold systems, and most other digital voice processing technologies. This overall decline was offset somewhat by the second consecutive year of 100% annual growth in Unified Messaging revenues.

GROSS PROFIT

        The Company's gross profit in 2001 was $26,965,000, a decrease of $3,394,000 from $30,359,000 in 2000. As a percentage of sales, 2001 showed an increase to approximately 47.2% from 46.3% in 2000. This improvement in gross margin percentage primarily reflects changes in sales mix within each of the Company's segments and lines of business.

        Bogen's gross profit decreased from $19,038,000 in 2000, to $17,530,000 in 2001. Gross profit as a percentage of sales increased from 42.3% in 2000 to 43.6% in 2001.

        Speech Design's gross profit decreased from $11,321,000 in 2000 to $9,435,000 in 2001. Gross profit as a percentage of sales increased slightly from 55.1% to 55.7% from 2000 to 2001. The increase in gross profit as a percentage of sales in 2001 versus 2000 is primarily a result of the recognition in 2000, as cost of goods sold, of certain research and development expenses incurred for developing a software enhancement to a standard Speech Design product for an OEM development project. The project generated increased cost of goods sold, offset by the reduction of research and development expenses.

RESEARCH AND DEVELOPMENT

        Research and Development expense was $3,756,000, or 6.6% of sales in 2001, compared to $2,751,000, or 4.2% of sales in 2000. This increase reflects the Company's continuing effort to introduce innovative products to the market and to update existing products. The increase also reflects the effect of the prior year recognition as a cost of sales of certain Speech Design research and development costs relating to fees for an OEM project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") decreased $1,094,000, or 5.0%, from 2000 to 2001. SG&A expense was $21,052,000, or 36.8% of sales, in 2001 compared to $22,146,000, or 33.8% of sales, in 2000. The decrease in SG&A is generally a result of overhead cost control initiatives taken by the Company throughout 2001, reduction of expenses related to decreased sales volume, and declines in travel-related costs due to temporary travel restrictions in the third and fourth quarters of 2001.

ASSET IMPAIRMENT

        The Company's domestic operations recorded a non-cash charge in 2001 of approximately $1,409,000, reflecting the elimination of all goodwill associated with pro audio acquired assets, in compliance with existing generally accepted accounting principles. The amount of the impairment was determined by comparing the carrying value of the goodwill to the discounted cash flows of the underlying operations.

RESTRUCTURING AND OTHER CHARGES

        In 2001, the Company wrote off all remaining costs, approximately $581,000 of legal fees, incurred to date in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses. In addition, Speech Design recorded approximately $305,000 in restructuring charges associated with its voicemail business and $176,000 of restructuring charges for the Unified Messaging business, in both cases primarily for costs associated with personnel reductions.

        In 2000, expenses of approximately $310,000 were incurred in connection with the Company's ongoing exploration of alternatives for enhancing value, including but not limited to, a possible separation of the U.S. and European businesses, entirely or in stages.

INTEREST INCOME AND EXPENSE

        Interest income was $472,000 in 2001, a slight increase from $465,000 in 2000. The increase in interest income primarily reflects the Company's increase in cash and marketable securities from December 31, 2000, offset by declining interest rates throughout the year.

        Interest expense, was $122,000 in 2001, a decrease of $51,000, or 29.5%, from $173,000 in 2000. The decrease is primarily a result of the Company's overall reduced borrowing requirements on short-term credit lines and declining interest rates from 2000.

INCOME TAXES

        The Company recorded a tax benefit of approximately $315,000 in 2001. The tax provision for 2000 resulted in tax expense of $1,381,000. Foreign taxes decreased by $799,000, a result of reduced profitability and the establishment of a benefit for certain foreign loss carryforwards. Domestic taxes decreased by $897,000 from 2000, primarily due to lower profits.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

        In 2002, the Company maintained its focus on cost control and asset management, while supporting its product lines and distribution channels, increasing profitability and effective utilization of working capital.

        Bogen's financial condition remains strong. The Company generated $7,782,000 of cash through operations and effective working capital management.

        Working capital, defined as current assets less current liabilities, decreased to $15,153,000 from $27,611,000 in 2001, primarily due to the Company utilizing its cash and available lines of credit in a stock tender offer. The Company paid $17,040,000 to repurchase 5,238,352 common shares during the third quarter of 2002. This utilization of cash was offset by cash generated from operations, resulting from lowering its receivables and reducing inventory through effective working capital management.

        Net cash provided by investing activities of $2,738,000 included $875,000 for equipment, computer hardware and software, and other fixed assets and $357,000 of intangible assets. The Company sold $3,970,000 of marketable securities.

        Net cash used for financing activities was $16,592,000. The Company paid $17,040,000 to repurchase 5,238,252 common shares through a self-tender offer. At the time of the stock buyback, the Company used $2,500,000 of its available lines of credit. This debt was reduced to $1,750,000 by year-

end. In addition, the Company continued to reduce debt by paying down $1,035,000 of other lines of credit and $267,000 of capitalized lease obligations.

        As of December 31, 2002, the Company's total liabilities were $11,359,000, of which $10,980,000 is due and payable within one year.

        On April 21, 1998, the Company and BCI entered into a $27,000,000 credit facility (the "Facility") with KeyBank National Association ("Key"), which matured on April 30, 2001. The Facility provided, subject to certain criteria, for a $20,000,000 revolving line of credit for acquisition financing and a $7,000,000 working capital line. Effective June 30, 2001, the Company and Key entered into a Modification Agreement ("the Agreement"), under which the working capital line was reduced to $5,000,000 and the parties agreed to an unsecured $20,000,000 line of credit for acquisition financing. The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met. Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000,000. The Agreement bears interest at either Key's rate (the prime lending rate in effect) or, at the borrower's option, LIBOR plus 125 to 200 basis points. The interest rate at December 31, 2002, was 3.41%. As of December 31, 2002 and 2001, Bogen had $1,750,000 and $0, respectively, of short-term borrowings outstanding under the Agreement. The Company was in compliance with the financial covenant under the Agreement for the year ended December 31, 2002. Management believes, although there can be no assurances, that the Agreement will be renewed in June 2003.

        Speech Design and its subsidiaries have credit lines and overdraft facilities of approximately 1,364,000 Euros (approximately $1,430,000 at December 31, 2002) from five banks. Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries. At December 31, 2002 and 2001, Speech Design has short-term borrowings amounting to $1,000 and $973,000, respectively. The amounts available under Speech Design's credit lines were approximately $1,429,000 at December 31, 2002, with rates tied to short-term bank notes and Euromarket loans. At December 31, 2002 and 2001, these rates ranged from 6.5% to 16.0%.

        Speech Design had a 7,669,000 Euro credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the credit facility was up to 200 basis points above the Euribor rate. Speech Design cancelled this acquisition financing facility as of October 31, 2002.

        There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

        The Company believes, although there can be no assurances, that it will generate sufficient operating cash flows to provide adequate liquidity to finance its ongoing activities, the borrowings related to the self-tender offer, and capital expenditures for at least through December 31, 2003.

        Presented below is a summary of contractual obligations:

(dollars in thousands)

	Payments Due By Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Total debt	$1,751	$1,751	$—	$—	$—
Capital lease obligations	11	5	6	—	—
Employment Contracts	1,704	920	784	—	—
Operating leases' obligations	7,134	1,660	2,602	1,189	1,683

Total contractual cash obligations	$10,700	$4,336	$3,392	$1,189	$1,683

        The Company's operating lease commitments have not changed materially since December 31, 2001.

        The Company has a conditional letter of credit with Key for $600,000, which is renewable every six months. Approximately $580,000 was utilized at December 31, 2002. The Company has no other off-balance sheet activity.

RELATED PARTIES

        During the year ended December 31, 2002, the Company entered into the following related party transactions:

  •
  The Company paid $17,040,000 to repurchase 5,238,352 common shares during the third quarter of 2002. 81,771 of these shares were purchased from officers and directors. The repurchase of such shares was at $4 per share to officers, directors and unrelated third parties.

  •
  Minority shareholders of one of the Company's foreign subsidiaries forgave a note payable from this subsidiary totaling $128,000. In return, the shareholders entered into a non-compete arrangement with the Company.

INFLATION

        Inflation did not have a material effect on the Company's results during the periods discussed herein.

CURRENCY FLUCTUATIONS

        Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in operations as incurred. As noted in the beginning of this Item 7, fluctuations in currency valuation relative to the U.S. dollar may impact the Company's earnings and liquidity.

ECONOMIC ENVIRONMENT-ASIA

        Bogen relies principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. Over the past few years, financial conditions have been relatively more stable in the Republic of South Korea. The Company's manufacturing partners are believed to be financially sound.

        The Company continues to enjoy the long-established relationships it has built with these manufacturing partners. The Company approved additional manufacturing partners in 1999 in the United States, Mexico, and Switzerland as part of an effort to diversify and expand its manufacturing sources. However, due to the current political environment involving North and South Korea, there can be no assurances that events beyond the Company's control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis, thereby resulting in material adverse effects on the Company's results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances and accrued liabilities, including sales returns and the allowance for doubtful accounts;

  •
  accounting for income taxes;

  •
  valuation of long-lived and intangible assets and goodwill; and

  •
  determining functional currencies for the purposes of consolidating our international operations.

  REVENUE RECOGNITION

        The Company derives its revenue from primarily two sources (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products. The Company recognizes product revenue, net of discounts and rebates, where persuasive evidence of sales arrangements exist, title of risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met for a majority of the Company's products upon shipment. Services and support revenue are recognized upon customer acceptance where product deliverable or repair is called for, or ratably over the contract term in the case of support or maintenance contracts. For multiple element arrangements, we allocate revenue to be earned under the arrangement among the various elements based on their relative fair value, which is generally the price charged for that element based on pricing for substantially similar arrangements sold separately to similar customer groups. We also recognize revenue at the date installation is complete and where all of the other revenue recognition criteria are met and customer acceptance is reasonably assured. In situations where customer acceptance is not reasonably assured, we recognize revenue upon the earlier of a written receipt of customer acceptance or expiration of the acceptance period.

  SALES RETURNS AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $277,000 in 2002. Similarly, management must make estimates of the uncollectibility of accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable balance was $5,787,000, net of allowance for doubtful accounts of $462,000, as of December 31, 2002.

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

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $574,000 as of December 31, 2002, due to uncertainties related to its ability to utilize certain deferred tax assets, primarily domestic and foreign net operating losses carried forward. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

        The net current deferred tax asset as of December 31, 2002 was $3,314,000. The net long term deferred tax asset as December 31, 2002, was $289,000, net of a valuation allowance of $574,000.

VALUATION OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

        We adopted the provisions of Statement of Financial Accounting Standard (SFAS) 144 on January 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events and circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. We estimate fair value of an asset by calculating that asset's future cash flows discounted by an interest rate that reflects our average cost of funds.

        We adopted the provisions of SFAS 142 on January 1, 2002. Goodwill will no longer be amortized but rather tested for impairment annually. As a result, we ceased amortizing Goodwill effective January 1, 2002. In accordance with the provisions of SFAS 142, we assigned all goodwill to the Company's two reporting units, which are the same as the Company's reporting segments—Domestic and Foreign. Annually, we consider whether goodwill is impaired by comparing the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are based on management estimates using discounted cash flow assumptions. Such estimates include a considerable amount of management judgment and there is potential for material impact to our financial position and results of operations in the event that such estimates significantly change. We perform our annual impairment review during the fourth quarter of our year.

        Net long-lived assets, intangibles, and goodwill amounted to $19,330,000 as of December 31, 2002.

  DETERMINING FUNCTIONAL CURRENCIES FOR THE PURPOSE OF CONSOLIDATION

        The Company has several foreign subsidiaries that, in U.S. dollars, combined account for approximately 30% of our net revenues, 31% of assets and 48% of total liabilities as of December 31, 2002.

        In preparing the consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses that, under the relevant accounting guidance, are either included within the consolidated statement of operations or as a separate part of net stockholders' equity under the caption "accumulated other comprehensive loss."

        Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

        If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's consolidated financial statements is included in accumulated other comprehensive loss. In the event a subsidiary's functional currency were deemed to be the U.S. dollar, the effects of transactions in local currency would be recognized in the consolidated statement of operations as incurred. If the Company disposes of a subsidiary, any cumulative translation gains or losses would be realized into the consolidated statement of operations.

        Based on the assessment of the factors discussed above, the Company considers the relevant subsidiary's local currency to be the functional currency for each of its international subsidiaries. Accordingly, the Company had cumulative translation losses of approximately $98,000 and $1,386,000, which were included as part of accumulated other comprehensive loss within its consolidated balance sheet at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, translation adjustments of $1,288,000, ($354,000), and ($475,000), respectively, were included in other comprehensive income (loss).

        The magnitude of these adjustments is dependent upon movements in the exchange rates of the foreign currencies in which it transacts business against the United States dollar. Any future translation gains or losses could differ significantly from those noted in each of these years. In addition, if determined that a change in the functional currency of one of its subsidiaries has occurred at any point in time the Company would be required to include any cumulative translation gains or losses from the date of change in our consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisitions, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will be applied prospectively and will depend on future actions. Consequently, the Company cannot determine the impact, if any, that the adoption of SFAS 146 will have on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures to both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our 2002 consolidated financial statements. The other provisions of SFAS No 148 are not expected to be applicable to the Company as we have not expressed an intent to change our accounting for stock-based compensation.

        In October of 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, Multiple Element Arrangements. The EITF will require the Company to determine whether to divide a revenue arrangement with multiple deliverables into separate units of accounting. We will be required to adopt this consensus for arrangements entered into beginning July 1, 2003. The Company has not yet determined the impact that this consensus will have on its financial position and results of operations.

RISK FACTORS

Our revenue and operating results are difficult to predict and may fluctuate significantly

        As a result of a number of factors, many of which are outside of our control, our revenue, operating expenses and operating results are difficult to predict and may fluctuate significantly. These factors include:

  •
  product, price and dealer competition;

  •
  continued and future customer acceptance of our products;

  •
  our ability to respond to technological change and integrate new product introductions and product enhancements and corresponding impact on research and development costs;

  •
  capacity and supply constraints or difficulties;

  •
  success in expanding our customer base and distribution channels and success of our marketing programs;

  •
  entry of new competitors in our markets;

  •
  activities of and acquisitions by competitors and by us;

  •
  level of international sales as compared to domestic sales;

  •
  timing of new hires and retention of key personnel;

  •
  changes in foreign currency exchange rates; and

  •
  dependence on significant customers.

        One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenue, operating expenses and operating results to fluctuate significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

We must develop new products in order to compete effectively

        Product technology in our industry, particularly in the telephony and unified messaging businesses, evolves rapidly. Making timely product innovations is essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, our new products may contain defects or errors that give rise to product liability claims against us or cause the products to fail to gain market acceptance.

Our products are sensitive to pricing and general economic conditions

        Our sales and earnings can be affected by changes in the general economy since purchases of certain of our products are discretionary and there is intense price competition. Our success is also influenced by a number of economic factors, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer and small business spending, thereby negatively affecting our sales and profitability.

We face substantial competition

        Our competition varies from market to market and product to product. We compete on the basis of several different factors, including name recognition, price, delivery, availability, innovation and product features and quality. Such factors vary, however, in relative importance depending on the markets and products involved. A number of our competitors are larger and more established than we are and have substantially more resources.

        Our U.S. telephony products compete in the message/music-on-hold ("MOH") and over-head paging niches of the market. In the MOH market, our competitors include relatively small companies. The Commercial Audio customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market. At the contractor level, we face competition from many sources, including a number of overseas companies. The Engineered Systems customer market is a specialized market characterized by low unit volume and high dollar sales. Our principal competitors in the Engineered Systems customer market have been in the market for several decades and have well established name recognition and distribution channels.

        Our main competitor in Germany is a provider of telephone peripherals primarily at the low-end of our product range (simple MOH units and announcers) and there is no single dominating company in the European market for small to mid-size private branch exchange peripherals. With the exception of a few well-known companies highly focused on the large, customized systems market, our competitors in Europe are primarily a large number of smaller companies offering PC-based voice mail systems. These companies tend to be highly focused in their national markets. Our major customers in this market include European PABX manufacturers, which purchase PABX peripherals from the Company rather than manufacture peripherals for themselves. However, there can be no assurances that such PABX manufacturers will not decide to manufacture their own peripherals in the future.

Future acquisitions may negatively impact our business or operating results

        We may pursue acquisitions of complementary technologies, product lines or businesses. Acquisitions entail numerous risks, including entering markets where we have no or limited prior experience, the potential loss of key employees of the acquired company, problems with the integration of a new business into our existing corporate structure and potential impairment of relationships with existing employees, customers and business partners. Further acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt, which would weaken our balance sheet. In addition, we may use our common stock or other equity securities in potential transactions, which could result in substantial dilution to our stockholders at the time of the acquisition. We may also amortize expenses related to the goodwill and intangible assets acquired or incur one-time non-recurring charges, which may reduce our profitability. We cannot guarantee that future acquisitions will not negatively impact our business or operating results.

A significant portion of our revenues and costs are derived outside of the United States and currency fluctuations may adversely impact our earnings

        In the normal course of business, we are exposed to fluctuations in interest rates on our debt and credit facilities. We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. We do not generally use derivative instruments or hedging to manage our exposures.

        In 2002, approximately 30% of our revenues are derived outside of the United States, primarily in Germany. Over the course of 2002, the Euro exchange rate averaged at the rate of 1.06125 to the U.S. dollar, with a low of 0.9527 and a high of 1.1682. This represents a 22.6% movement of the Euro relative to the U.S. dollar throughout the year.

A significant portion of our sales are made to a small number of customers, and the loss of any such customer may have a material adverse effect on our business

        Sales to one customer of Speech Design totaled approximately $6.4 million in 2002. Speech Design's main customers include leading PABX manufacturers that could determine to manufacture their own peripherals rather than purchase them from us. Also, our domestic operations have significant customers. The loss of any of these customers or a reduction in orders from these customers could have a material adverse affect on our business, results of operation and financial condition.

Many of our suppliers and subcontractors are based in Asia and may be adversely impacted by the current Asian tensions

        For our U.S. operations, we rely principally upon an established network of suppliers and subcontractors primarily located in the Republic of South Korea, and to a lesser extent in the Asia Pacific Region, and in the United States. The affects of the adverse economic conditions in the Republic of South Korea and other countries in the Asia Pacific Region have in recent history included a national liquidity crisis, significant depreciation in the value of the Won, high interest rates and a general reduction in spending throughout the region. In addition, geopolitical instability in the Asia Pacific Region, including North Korea, could have a negative impact on the Republic of South Korea.

        We believe that we have taken precautions to ensure that production of our products will continue without interruption in the event of any local crisis. There can be no assurance, however, that events beyond our control will not disrupt production or that suitable alternative sources of production can be identified on a timely basis. Any disruption in the source of supplies and production could have a material adverse effect on our results of operations.

Our officers, directors and management personnel have significant holdings in the Company

        As of December 31, 2002, our officers, directors and management personnel and their affiliates owned over 62% of the outstanding shares of common stock (or about 68% of the outstanding shares of our common stock including shares subject to currently exercisable options). As a result, if these people act in concert, they would have control to direct our affairs and business and to determine the outcome of corporate actions requiring stockholder approval. This type of influence by existing majority stockholders may delay or prevent a change in control and could result in the denial to minority stockholders of a premium price for their stock in a change in control.

Certain of our products are regulated by the U.S. and foreign governments and must be authorized by the Underwriter's Laboratory and similar organizations outside the United States

        The U.S. Federal government regulates domestic telecommunications equipment and related industries. The Federal agency vested with primary jurisdiction over the telecommunication industry is the Federal Communications Commission (the "FCC"). Many telephone peripheral producers and distributors, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy.

        The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for telephony and radio equipment and many of our products require authorization by the FCC. In addition, many of our products also require the authorization of the Underwriter's Laboratory ("UL"). To date, all such required authorizations have been obtained. As a result of modifications and improvements to our products, however, we will be obligated to seek new authorizations where there is a degradation in the radio frequency emissions. Failure to obtain such authorizations may preclude us from selling our products in the U.S.

        To successfully access the Canadian market, we must obtain Underwriter's Laboratory Canada and Canadian Standards Association authorizations for all AC powered products, which we have done for all of our current products that we sell in Canada.

        Our products which are sold in Europe have been adapted to the technical (PTT-approvals) and commercial sound requirements of West European markets, and carry the Community European ("CE") marking, which is the equivalent of a UL certification in the United States.

        There are no assurances that we will be able to obtain the required regulatory approvals and certifications for our products in the future. Our ability to sell and market new products could be materially impaired if we are not able to obtain any of the above described approvals or certifications.

Our intellectual property rights may not be fully protected

        We hold several patents and registered trademarks. We cannot, however, guarantee that any patent or trademark would ultimately be proven valid if challenged. Any such claim, with or without merit, could:

  •
  be time consuming to defend;

  •
  result in costly litigation;

  •
  divert management's attention and resources;

  •
  cause product development or shipment delays; and

  •
  if successful, require us to pay monetary damages or enter into royalty or licensing agreements.

        A successful claim of product infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

We are dependent on key personnel

        Our success depends to a large extent upon the efforts and abilities of Jonathan Guss, our Chief Executive Officer, Michael P. Fleischer, our President, Kasimir Arciszewski, Co-Managing Director of Speech Design, and Hans Meiler, Co-Managing Director of Speech Design. The loss of any of Messrs. Guss, Fleischer, Arciszewski or Meiler could have a material adverse effect on our business, operating results and financial condition.

        Our future success will also depend in large part on the continued service of many of our technical, marketing, sales and management personnel and on our ability to attract, train, motivate and retain highly qualified employees. Our employees may voluntarily terminate their employment with us at any time. Competition for highly qualified employees is intense, and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute our strategy is often lengthy. We believe that we will need to hire additional technical personnel in order to enhance our existing products and to develop new products. If we are unable to hire additional technical personnel, the development of new products and enhancements would likely be delayed. The loss of the services of key personnel or the inability to attract new personnel could have a material adverse effect upon our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the Company is exposed to fluctuations in interest rates on the Company's debt and credit facilities. We have cash and cash equivalents at December 31, 2002, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. In general, the Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any material market risk sensitive instruments for trading purposes at December 31, 2002.

        The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 2002. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date.

        The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at December 31, 2002. Changes in the LIBOR and Prime interest rates during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the LIBOR and Prime interest rates will increase or decrease annual interest expense for the Company by approximately $18,000 based on the debt outstanding as of

December 31, 2002. Further information specific to the Company's debt is presented in Note 7 to the consolidated financial statements.

DESCRIPTION	ESTIMATED FAIR VALUE	CARRYING AMOUNT	YEAR OF MATURITY 2002
Revolving credit facilities	$1,751,000	$1,751,000	$1,751,000
Variable Interest Rate
• Prime			4.250%
• LIBOR			1.382%
• Euribor			2.898%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  FINANCIAL INFORMATION

        (a) The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). The domestic operations are engaged in the development and manufacturing of sound processing and telecommunication products in the United States (Bogen). The foreign operations, through Speech Design, are engaged in the development, manufacturing and marketing of telephone peripheral hardware, digital voice processing systems and Unified Messaging products and services.

        Financial information regarding the breakdown of the Company's foreign and domestic operations is disclosed in Note 18 to the Company's Consolidated Financial Statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

PAGES
Financial Statements:
Independent Auditors' Report	F-1
Consolidated Balance Sheets as of December 31, 2002, and 2001	F-2
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000	F-3
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	F-5
Notes to Consolidated Financial Statements	F-6-25

The following consolidated financial statement schedule of Bogen Communications International, Inc. is included in Item 15(a)(2):

II. VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

        All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Bogen Communications International, Inc:

        We have audited the consolidated financial statements of Bogen Communications International, Inc. and subsidiaries as listed in the accompanying index as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey
February 21, 2003

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,379	$11,001
Marketable securities	—	3,970
Trade receivables (net of allowance for doubtful accounts of $462 and $471 at December 31, 2002 and 2001, respectively)	5,787	5,819
Other receivables	370	172
Inventories, net	10,712	12,306
Prepaid expenses and other current assets	571	519
Current deferred income taxes	3,314	1,454

TOTAL CURRENT ASSETS	26,133	35,241
Equipment and leasehold improvements, net	3,152	3,746
Goodwill, net	15,344	15,189
Other intangible assets, net	834	896
Deferred income taxes	289	590
Other assets	181	145

TOTAL ASSETS	$45,933	$55,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$1,751	$973
Current maturities of capital lease obligations	5	267
Accounts payable	2,386	1,910
Accrued expenses	5,834	4,376
Income taxes payable	1,004	104

TOTAL CURRENT LIABILITIES	10,980	7,630
Advances and notes payable to related parties	—	120
Capital lease obligations, less current maturities	6	11
Minority interest	251	219
Other long-term liabilities	122	81

TOTAL LIABILITIES	11,359	8,061

STOCKHOLDERS' EQUITY
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock—$.001par value; 50,000,000 shares authorized; 5,217,743 shares issued and 5,214,171 shares outstanding at December 31, 2002, and 9,100,745 shares issued and 9,097,143 shares outstanding at December 31, 2001	5	9
Additional paid-in-capital	29,599	45,565
Deferred compensation	(489)	—
Retained earnings	5,589	3,590
Accumulated other comprehensive loss	(98)	(1,386)
Treasury stock at cost—3,572 shares at December 31, 2002 and 2001	(32)	(32)

TOTAL STOCKHOLDERS' EQUITY	34,574	47,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,933	$55,807

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2002	2001	2000
Net sales	$59,077	$57,143	$65,520
Cost of goods sold	31,397	30,178	35,161

Gross profit	27,680	26,965	30,359
Operating expenses:
Research and development	3,968	3,756	2,751
Selling, general and administrative	20,353	21,052	22,146
Amortization of goodwill	—	936	882
Amortization of intangibles	264	171	135
Asset impairment	—	1,409	—
Restructuring and other charges	—	1,062	310

Income (loss) from operations	3,095	(1,421)	4,135
Other (income) expenses:
Interest income	(183)	(472)	(465)
Interest expense	129	122	173
Minority interest of consolidated subsidiaries	31	(96)	80
Other (income) expense, net	(137)	68	(100)

Income (loss) before income taxes	3,255	(1,043)	4,447
Income tax expense (benefit)	1,256	(315)	1,381

Net income (loss)	$1,999	$(728)	$3,066

Net income (loss) per common share:
Basic	$0.26	$(0.07)	$0.33
Diluted	$0.26	$(0.07)	$0.31
Weighted average number of common shares outstanding:
Basic	7,599,127	10,054,719	9,178,790
Diluted	7,706,456	10,054,719	9,780,582

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

(In Thousands of Dollars, Except Share and Per Share Amounts)

	Common Stock						Treasury Stock
						Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings		Number of Shares	Amount	Total
Balance at January 1, 2000	6,784,121	$7	$30,093	$—	$1,252	$(557)	—	$—	$30,795
Sale of common stock and warrants	3,328,835	3	18,137	—	—	—	—	—	18,140
Tax benefit from exercise of common stock options	—	—	53	—	—	—	—	—	53
Treasury stock	—	—	—	—	—	—	3,572	(32)	(32)
Comprehensive income:
Net income	—	—	—	—	3,066	—	—	—	3,066
Translation adjustments	—	—	—	—	—	(475)	—	—	(475)

Other comprehensive income									2,591

Balance at December 31, 2000	10,112,956	10	48,283	—	4,318	(1,032)	3,572	(32)	51,547
Sale of subsidiary common stock	—	—	414	—	—	—	—	—	414
Common stock repurchase and retirement	(1,012,211)	(1)	(3,132)	—	—	—	—	—	(3,133)
Comprehensive income:
Net loss	—	—	—	—	(728)	—	—	—	(728)
Translation adjustments	—	—	—	—	—	(354)	—	—	(354)

Other comprehensive income									(1,082)

Balance at December 31, 2001	9,100,745	9	45,565	—	3,590	(1,386)	3,572	(32)	47,746
Employee restricted stock grants	355,250	—	1,070	(1,070)	—	—	—	—	—
Common stock repurchase and retirement	(4,238,252)	(4)	(17,036)	—	—	—	—	—	(17,040)
Deferred compensation amortization	—	—	—	581	—	—	—	—	581
Comprehensive income:
Net income	—	—	—	—	1,999	—	—	—	1,999
Translation adjustments	—	—	—	—	—	1,288	—	—	1,288

Other comprehensive income									3,287

Balance at December 31, 2002	5,217,743	$5	$29,599	$(489)	$5,589	$(98)	3,572	$(32)	$34,574

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

(In Thousands of Dollars, Except Share and Per Share Amounts)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,999	$(728)	$3,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,693	1,706	1,549
Goodwill impairment	—	1,409	—
Amortization of goodwill	—	936	882
Amortization of intangible assets	264	171	135
Deferred compensation amortization	581	—	—
Provision for doubtful accounts	23	315	321
Utilization of pre-acquisition NOL charged to goodwill	183	183	183
Deferred income taxes	(1,315)	(1,591)	(609)
Minority interest	31	(95)	80
Change in operating assets and liabilities:
Receivables	537	1,322	(260)
Inventories	1,991	2,098	(5,475)
Prepaid expenses and other current assets	(33)	509	(352)
Accounts payable and accrued expenses	1,820	515	(2,036)
Other	8	108	(451)

Net cash provided by (used in) operating activities	7,782	6,858	(2,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(875)	(1,193)	(2,061)
Purchase of marketable securities	—	(3,970)	—
Proceeds from sale of marketable securities	3,970	—	—
Acquisition of intangibles	(357)	—	(312)

Net cash provided by (used in) investing activities	2,738	(5,163)	(2,373)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	—	—	18,140
Cost of common shares repurchased and retired	(17,040)	(3,133)	—
Net proceeds from sale of subsidiary common stock	—	661	—
Principal payments under capital lease obligations	(267)	(251)	(240)
Net increase (decrease) in borrowings under revolving credit agreements	715	(145)	(1,150)

Net cash (used in) provided by financing activities	(16,592)	(2,868)	16,750

Effects of foreign exchange rate on cash	450	16	(44)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,622)	(1,157)	11,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,001	12,158	792

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,379	$11,001	$12,158

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$123	$112	$197
Cash paid for income taxes	1,958	1,168	3,493
NON-CASH FINANCING ACTIVITIES:
Forgiveness of notes payable to related parties	128	—	—
Capital lease obligations related to new office equipment	—	—	58

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of the Company's 99% owned subsidiary, Bogen Corporation ("Bogen"); Bogen's wholly-owned subsidiary, Bogen Communications, Inc. ("BCI"); BCI's wholly-owned subsidiary Apogee Sound International, LLC ("Apogee"); the Company's 98% owned subsidiary, Speech Design International Inc. ("SDI"), SDI's wholly-owned subsidiary, Speech Design GmbH ("Speech Design"); and Speech Design's wholly-owned subsidiaries: Satelco AG (Satelco), (effective June 30, 2002), Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH ("Carrier Systems"), formerly Digitronic Computersysteme GmbH. Inter-company balances and transactions have been eliminated in consolidation.

        The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries are recorded as minority interest. The Company records all losses in its consolidated financial statements after the minority interest liability is reduced to zero, as the minority interest holders have no obligation to fund losses.

REVENUE RECOGNITION

        The Company derives its revenue from primarily two sources (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products. The Company recognizes product revenue, net of discounts and rebates, where persuasive evidence of sales arrangements exist, title of risk of loss has transferred, the buyer's price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured. These requirements are met for a majority of the Company's products upon shipment. Services and support revenue are recognized upon customer acceptance where product deliverable or repair is called for, or ratably over the contract term in the case of support or maintenance contracts.    For multiple element arrangements, we allocate revenue to be earned under the arrangement among the various elements based on their relative fair value, which is generally the price charged for that element based on pricing for substantially similar arrangements sold separately to similar customer groups. We also recognize revenue at the date installation is complete and where all of the other revenue recognition criteria are met and customer acceptance is reasonably assured. In situations where customer acceptance is not reasonably assured, we recognize revenue upon the earlier of a written receipt of customer acceptance or expiration of the acceptance period.

        The Company reports all amounts billed to a customer related to shipping and handling costs as revenue and reports all costs incurred by the seller for shipping and handling as cost of goods sold.

        In 2001, the Company adopted the provisions of EITF Issue 01-09 "Accounting for Consideration from a Customer", which classifies such consideration as a reduction of sales. Consequently, the Company has reclassified such expenses that were previously a component of selling, general, and administrative expenses against sales. As a result of these reclassifications, sales were decreased by $673 and $743 for the years ended December 31, 2001 and 2000, respectively. There is no effect on operating income.

ALLOWANCE FOR SALES RETURNS

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $277 in 2002.

PRODUCT WARRANTY

        The Company's warranty policy generally covers its products for a period from 1 to 5 years. Certain products have limited lifetime warranties. The Company believes that its warranty policy is competitive with other companies within the industry. The Company accrues for product warranty costs at the time of sale. The Company considers its reserve for projected future warranty liability to be adequate, based on historical trends of warranted products serviced annually.

GOODWILL

        Goodwill represents the excess of cost over the fair value of net assets acquired in purchase business combinations transactions. Goodwill was being amortized using the straight-line method over periods of between 7 to 40 years. Through December 31, 2001, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate, reflecting the Company's projected average cost of funds over the assessment period. The assessment of the recoverability of goodwill would be impacted if estimated future operating cash flows were not achieved.

        In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company adopted the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized until the Company's adoption of SFAS No. 142 on January 1, 2002. The Company has approximately $15,345 of unamortized goodwill as of December 31, 2002, which is subject to the provisions of SFAS 142. The Company's reporting units are the same as its reported segments—domestic and foreign.

        Amortization expense related to goodwill was approximately $936 and $882 for the years ended December 31, 2001 and 2000, respectively. In addition, accumulated amortization as of December 31, 2002, includes the effect of the $1,409 write-down in 2001 of all goodwill associated with Apogee's acquired assets.

IMPAIRMENT OF LONG-LIVED ASSETS

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not effect the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

CASH AND CASH EQUIVALENTS

        Cash includes cash on-hand and all highly liquid investment instruments purchased with original or remaining maturities of three months or less.

MARKETABLE SECURITIES

        The Company's marketable securities in 2001 consisted primarily of taxable adjustable rate bonds (7-day put bonds). There is no unrealized gains, or losses on these bonds.

TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and takes into account national economic data. The Company reviews its allowances for doubtful accounts quarterly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by line of business. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

        Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvement. The estimated useful lives used in computing depreciation of equipment and leasehold improvements are:

• Machinery, equipment and tooling	3-17 years
• Furniture and office equipment	4-7 years
• Computer software	3-5 years
• Leasehold improvements	lesser of 10 years or remaining lease term

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

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax deferred assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

        No provision has been made for U.S. Federal income or withholding taxes which may be payable on the remittance of undistributed retained earnings of foreign subsidiaries. These earnings have been reinvested to meet future operating requirements and the Company intends to continue such policy for the foreseeable future. Such undistributed earnings were $1,871 and $1,554 at December 31, 2002 and 2001, respectively.

INCOME (LOSS) PER COMMON SHARE

        Basic Earnings per share ("EPS") is calculated by dividing net income (loss) available by the weighted-average number of common shares outstanding for the periods presented. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants.

        The following table lists the outstanding options and warrants as of December 31, 2002, 2001, and 2000:

Year	Equity Instrument	Dilutive	Anti-dilutive	Total
2002	Stock Options	799,500	672,735	1,472,235
	Warrants	—	250,000	250,000

		799,500	922,735	1,722,235

2001	Stock Options	—	1,228,435	1,228,435
	Warrants	—	825,885	825,885

		—	2,054,320	2,054,320

2000	Stock Options	1,027,365	203,400	1,230,765
	Warrants	825,885	—	825,885

		1,853,250	203,400	2,056,650

        The common stock equivalent values of the outstanding options and warrants were 108,329 in 2002, anti-dilutive in 2001, and 601,792 in 2000.

STOCK-BASED COMPENSATION

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation; an interpretation of APB Opinion No. 25" to account for its fixed plan stock options granted to employees and directors and for restricted stock grants. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.

        SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per common share would have decreased to the pro forma amounts indicated in the table below.

(dollars in thousands except per share amounts)	2002	2001	2000
Net income as reported	$1,999	$(728)	$3,066
Pro forma after-tax impact of options at fair value	(26)	(488)	(645)
Pro forma net income adjusted	$1,973	$(1,216)	$2,421
Basic earnings per share as reported	0.26	(0.07)	0.33
Diluted earnings per share as reported	0.26	(0.07)	0.31
Pro forma basic earnings per share	0.26	(0.12)	0.26
Pro forma diluted earnings per share	0.26	(0.12)	0.25

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing calculation model. The following table outlines the assumptions used in the Black-Scholes model.

	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.67%	6.91%	9.24%
Expected option life in years	6.34	7.50	6.97
Expected volatility	32.64%	55.53%	78.28%

The weighted-average fair value of one share of common stock underlying a stock option grant was $3.01, $5.00, and $6.78 for the years ended December 31, 2002, 2001, and 2000, respectively.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve the reserve for doubtful accounts, provision for slow moving inventory, and the evaluation of the recoverability of goodwill, intangible assets, equipment, leasehold improvements and deferred tax assets. Actual results could differ from those estimates.

CREDIT RISK

        The Company develops, manufacturers, markets and sells commercial audio, paging, communications and other equipment and telecommunications peripherals. The Company performs on-going credit evaluations of its customers. The Company provides reserves for potential losses from these receivables.

TRANSLATION OF FOREIGN CURRENCIES

        Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments that arise from translation of subsidiary financial statements denominated in foreign currency are accumulated in a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in operations as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The recorded amount of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and revolving credit agreements approximates fair value due to the short-term maturities of these assets and liabilities and the variable interest rate of others.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company accounts for its derivative instruments, including those embedded in other contracts, in accordance with SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." These statements require that all derivative instruments be recorded on the balance sheet at their respective fair values.    The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company does not purchase or hold derivative instruments for trading or speculative purposes. There were no contracts outstanding at December 31, 2002 and 2001, or for the years ending December 31, 2002 and 2001.

COMPREHENSIVE INCOME

        SFAS 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of stockholder's equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

COMMITMENTS AND CONTINGENCIES

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

SEGMENT INFORMATION

        The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign). (See Note 18). The domestic segment is primarily engaged in commercial and engineered sound equipment and telecommunication peripherals. The foreign segment focuses on digital voice processing systems for the mid-sized PABX market and in Unified Messaging products and services, targeting the growing European voice processing and Unified Messaging markets.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, marketing and distribution strategies.

        The accounting policies of the segments are the same as those described in this summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including other income (expense), nonrecurring gains and losses, and foreign exchange gains and losses.

ISSUANCE OF SHARES BY SUBSIDIARIES

        Gains or losses arising from the issuances of shares by subsidiaries, due to changes in the Company's proportionate share of the value of the issuer's equity, are recorded as a component of Stockholders' Equity, pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin topic 5H, "Accounting for Sales of Stock by a Subsidiary".

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS

        Effective June 30, 2002, Speech Design acquired the remaining 33% of Satelco it did not already own. Previously, Satelco had been included in the Company's consolidated financial statements and, when applicable, minority interest expense was recorded and the related liability reported. Purchase price for the minority share was 250 Swiss Francs, approximately $170 as of the date of acquisition, which represents payment for a non-compete agreement with the former minority shareholders. This intangible asset will be amortized over its assessed useful life, which management estimates to be 18 months.

4.    INVENTORIES

        Inventories, net of reserves are, as follows:

	December 31,
	2002	2001
Raw materials and supplies	$3,324	$3,367
Work in progress	717	627
Finished goods	6,671	8,312

	$10,712	$12,306

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements is comprised of the following items:

	December 31,
	2002	2001
Machinery, equipment, vehicles, and tooling	$5,654	$4,846
Furniture and office equipment	7,458	6,670
Leasehold improvements	974	909

	14,086	12,425
Less: accumulated depreciation and amortization	(10,934)	(8,679)

	$3,152	$3,746

        In 2002 and 2001, furniture and office equipment includes $925 under capital lease obligations (see Note 10).

        Depreciation and amortization expense was $1,693, $1,706, and $1,549 for the years ended December 31, 2002, 2001, and 2000, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

        Goodwill totaling $10,183 and $5,161 at December 31, 2002, is allocated to Domestic and Foreign segments, respectively. In December 2001, the Company wrote down the remaining Apogee goodwill to zero.

        Intangible assets on the Company's books at December 31, 2002, includes $46 for Bogen, patents and trademarks; $649 for existing technology and trade names, as a result of the acquisition of minority interest of Speech Design; $624 for existing technology, and trade names, as a result of the acquisition of Carrier Systems; and $340 for Satelco intangibles and a non-compete agreement. These assets are being amortized over eighteen months to fifteen years.

        Amortization of intangibles and goodwill was $264, $1,107, and $1,017 for the years ended December 31, 2002, 2001, and 2000, respectively.

        Pursuant to the terms of the Carrier Systems acquisition agreement, approximately $200 related to an earnout agreement was recorded as additional goodwill on June 30, 2002. The terms of the acquisition agreement provided for additional cash consideration to be paid if Carrier Systems sales exceeded certain targeted levels for the two years ended December 31, 2001.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the company to perform an assessment of whether there is an indication that goodwill is impaired as January 1, 2002. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations. The Company had approximately $15,214 of unamortized goodwill as of January 1, 2002, which was subject to the transitional provisions of SFAS 142. The Company completed its transitional goodwill impairment assessment in the second quarter of fiscal year 2002. The assessment indicated that there was no goodwill impairment. The Company performed its annual impairment test as December 31, 2002, upon completion and approval of the Company's financial operating plan for 2003. The impairment test indicated that no goodwill impairment existed as of that date.

        The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2002, and 2001. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2002
Amortized acquired intangible assets:
Patents	10 years	$28	$(8)	$20
Trademarks	15 years	667	(218)	449
Brandnames	7 years	138	(79)	59
Technology	4 years	486	(310)	176
Non-compete Agreements	1.5 years	180	(63)	117
Customer Lists	7 years	160	(147)	13

		$1,659	$(825)	$834

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2001
Amortized acquired intangible assets:
Patents	10 years	$55	$(36)	$19
Trademarks	15 years	667	(158)	509
Workforce	15 years	224	(54)	170
Technology	4 years	271	(91)	180
Customer Lists	7 years	134	(116)	18

		$1,351	$(455)	$896

The aggregate acquired intangible amortization expense for the years ended December 31, 2002 and 2001, was approximately $264 and $171, respectively. The estimated acquired intangible asset amortization expense for the fiscal year ended December 31, 2003, and for the four subsequent years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2003	$340
2004	$104
2005	$102
2006	$62
2007	$62

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, for the period from December 31, 2001, to December 31, 2002:

	Domestic	Foreign	Total
Balance at December 31, 2001	$10,290	$4,899	$15,189
Effect of adoption of SFAS No. 141:
Brandname reclassification to Intangible Assets	—	(66)	(66)
Technology reclassification to Intangible Assets	—	(80)	(80)
Workforce reclassification from Intangible Assets	—	171	171

Balance at January 1, 2002	10,290	4,924	15,214
Increase to Carrier Systems earnout agreement	—	200	200
Utilization of pre-acquisition NOLs charged to goodwill	(107)	(76)	(183)
Foreign currency translation adjustments	—	113	113

Balance at December 31, 2002	$10,183	$5,161	$15,344

        Amortization expense related to goodwill was $936 and $882 for the years ended December 31, 2001 and 2000.

        A reconciliation of net income (loss) and income (loss) per common share as if the Company adopted SFAS No. 141 and No. 142 as of January 1, 2000:

	2002	Years Ended December 31, 2001	2000
Reported net income (loss)	$1,999	$(728)	$3,066
Add back: Goodwill amortization, net of tax	—	887	833

Adjusted net income	$1,999	$159	$3,899

Basic net income (loss) per common share:
Reported net income (loss)	$0.26	$(0.07)	$0.33
Add back: Goodwill amortization, net of tax	0.00	0.09	0.09

Adjusted net income	$0.26	$0.02	$0.42

Diluted net income (loss) per common share:
Reported net income (loss)	$0.26	$(0.07)	$0.31
Add back: Goodwill amortization, net of tax	0.00	0.09	0.09

Adjusted net income	$0.26	$0.02	$0.40

7.    REVOLVING CREDIT AGREEMENTS

        On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the "Facility") with KeyBank National Association ("Key"), which matured on April 30, 2001. The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line. Effective June 30, 2001, the Company and Key entered into a Modification Agreement ("the "Agreement"), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing. The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met. Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000. The Agreement bears interest at either Key's rate or, at the borrower's option, LIBOR plus 125 to 200 basis points. As of December 31, 2002 and 2001, Bogen had $1,750 and $0, respectively, of short-term borrowings outstanding under the Agreement. The interest rate at December 31, 2002, was 3.41%. The Company was in compliance with the financial covenant under the Agreement for the period ended December 31, 2002.

        Speech Design and its subsidiaries have credit lines and overdraft facilities of approximately 1,364 Euros (approximately $1,430 at December 31, 2002) from five banks. Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries. At December 31, 2002 and 2001, Speech Design has short-term borrowings amounting to $1 and $973, respectively. The amounts available under Speech Design's credit lines were approximately $1,429 at December 31, 2002, with rates tied to short-term bank notes and Euromarket loans. At December 31, 2002 and 2001, these rates ranged from 6.5% to 16.0%.

        Speech Design had a 7,669 Euro credit facility for acquisition financing from D.G. Bank of Frankfurt. The interest rate under the credit facility was up to 200 basis points above the Euribor rate. Speech Design cancelled this acquisition financing facility as of October 31, 2002.

        There were no borrowings under either the Bogen or Speech Design acquisition credit facilities.

        The Company has a conditional letter of credit with Key for $600,000, which is renewable every six months. Approximately $580,000 was utilized at December 31, 2002.

        Total outstanding revolving lines of credit are summarized as follows:

	December 31,
	2002	2001
Domestic Lines of Credit Utilized	$1,750	$—
Foreign Lines of Credit Utilized:
• Speech Design GmbH	1	785
• Speech Design Israel	—	3
• Carrier Systems	—	125
• Satelco	—	60

	$1,751	$973

8.    NOTES PAYABLE TO RELATED PARTIES

        A $315 note was issued to the minority shareholders of Satelco in July 1994. It was payable in quarterly installments with the initial payment to be in February 1995. The payments of this note were suspended (with the approval of the note holders) in 1995, until such time as the Satelco subsidiary became profitable. Payments resumed in 2000 and the note was classified as short-term at December 31, 2000. In 2001, payments were again suspended and the note was reclassified as long term. The amount outstanding at December 31, 2001 was $120. Effective June 30, 2002, Speech Design acquired the minority portions of Satelco. At that time, the minority shareholders forgave the balance remaining in the notes payable, resulting in other income of approximately $128.

9.    INCOME TAXES

        The Company's pre-tax book income (loss) is as follows:

	Year Ended December 31,
	2002	2001	2000
Domestic U.S. operations	$3,067	$524	$2,508
Foreign operations	188	(1,567)	1,939

Total	$3,255	$(1,043)	$4,447

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2002	2001	2000
Current income tax	$2,386	$1,076	$1,872
Utilization of acquired tax benefits
credited to goodwill	183	183	183
Deferred income tax benefit	(1,313)	(1,574)	(674)

Total income tax expense (benefit)	$1,256	$(315)	$1,381

The difference between the provision for income taxes computed at the U.S. Federal income tax rate of 34% and the provision as reported are as follows:

	Year Ended December 31,
	2002	2001	2000
Computed "expected" tax expense	$1,107	$(355)	$1,512
State tax expense, net of Federal benefit	185	115	301
Non-deductible expenses	109	122	401
Change in valuation allowance	(352)	11	(514)
Foreign taxes less than U.S. taxes	(67)	(261)	(426)
Utilization of acquired tax benefits credited to goodwill	183	183	183
Other	91	(130)	(76)

Income tax expense (benefit) as reported	$1,256	$(315)	$1,381

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
NOL carryforwards	$550	$657
Foreign loss carryforwards	1,473	961
Accounts receivable	192	176
Inventory	1,000	979
Equipment	117	242
Intangibles	551	597
Accrued liabilities	273	264
Deferred revenues	530	97
Employee compensation	224	—
Contributions	139	—
Deferred rent	35	18

Total deferred tax assets	$5,257	$3,991
Less: valuation allowance	(574)	(948)

Net deferred tax assets	$4,510	$3,043

Deferred tax liabilities:
Intangibles	$795	$871
Marketing costs	73	62
Other, net	39	66

Total deferred tax liabilities	$907	$999

Total net deferred tax assets	$3,603	$2,044

        The Company has net operating loss ("NOL") carryforwards of approximately $1,616 for U.S. Federal tax purposes as of December 31, 2002, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, these operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995. Subsequently recognized tax benefits, in the amount of $550, relating to the reduction of the valuation allowance as these NOL carryforwards are realized, will be allocated to goodwill.

        The Company has foreign loss carryforwards of approximately $4,120 as of December 31, 2002. Certain of these loss carryforwards expire between the years 2003 through 2005.

        The valuation allowance for all deferred tax assets as of December 31, 2002 and 2001, was $574 and $948, respectively. The net change in the total valuation allowance for the year ended December 31, 2002, was a decrease of $374. The net change in the total valuation allowance for the year ended December 31, 2001, was an increase of $2. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, certain limitations on the utilization of operating loss carryforwards and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, by jurisdiction, over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10.  LEASES

        The Company is obligated under various capital leases for certain office equipment that expire over the next four years. The gross amount of assets and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2002	2001
Office equipment	$925	$925
Less: accumulated amortization	(726)	(541)

	$199	$384

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

        Future minimum annual lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002, are as follows:

YEAR ENDING DECEMBER 31,	CAPITAL LEASES	OPERATING LEASES
2003	$6	$1,660
2004	5	1,566
2005	1	1,036
2006	—	586
2007	—	603
Thereafter	—	1,683

Total minimum lease payments	12	$7,134

Less: amount representing interest (at 10.0%)	(1)

Present value of net minimum capital lease payments	11
Less: current installments of obligations under capital leases	(5)

Obligations under capital leases, excluding Current installments	$6

        The facility leases include scheduled rent increases over the lease terms. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation was $92 and $47 at December 31, 2002 and 2001, respectively.

        Rent expense charged to operations totaled approximately $1,884, $1,907, and $1,740 for the years ended December 31, 2002, 2001, and 2000, respectively.

11.  MINORITY INTEREST

        On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH ("T-Venture"), a venture capital subsidiary of Deutsche Telekom AG, a world leader in telecommunications, to sell 2% of SDI, a newly-formed Company subsidiary which now holds all equity in Speech Design, the Company's European operation, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765, less expenses of $104. T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices. As part of the agreement, within thirty days after the second or third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

        Separately, T-Venture signed a marketing agreement entitling it to receive 1% of SDI stock if T-Venture assisted Speech Design in attaining certain Unified Messaging sales objectives by December 31, 2001. The marketing agreement expired without being exercised.

12.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

        The Company has entered into employment contracts with several officers of the Company. The employment contracts of the Chief Executive Officer and the President of the Company both expire in November 2004. The management agreements of the two Managing Directors of Speech Design expire in June 2004. The management agreements with the two managing directors at Speech Design's subsidiary, Carrier Systems, expire in December 2003. Compensation accrues to the officers over the term of the contract as their respective services are provided. Such amounts total $920 and $784 in 2003 and 2004, respectively.

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

13.  STOCKHOLDERS' EQUITY

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

        On November 26, 1997, D&S Capital, LLC, a limited liability company whose interests are owned by the Chief Executive Officer and the President of the Company, acquired 46,295 shares of common stock and warrants to purchase 250,000 shares of restricted common stock at an exercise price of $5.00 per share, for an aggregate purchase price of $250. The warrants are exercisable in specified increments through January 1, 2003. 575,885 warrants to purchase common stock were issued on November 28, 1997, to Helix Capital II, LLC and subsequently distributed to its former owners and employees. These warrants had an exercise price of $5.50 and expired in November 2002.

        In April 2002, the Company granted the President and the Chief Executive Officer 105,000 restricted shares of common stock each pursuant to their employment agreements. The initial vesting period was five years, but subject to certain acceleration clauses. If the stock price closed at or over $4.00 per share for ten consecutive days, the two officers would vest in 65,625 shares, if the stock price closed at or over $5.00 per share for ten consecutive days, the two officers would vest in the remaining 39,375 shares. The vesting terms were amended in the third quarter of 2002 to delay vesting of the shares until the later of the date on which the stock price target levels were achieved or January 29, 2003. In the third quarter of 2002, these stock price levels were achieved and the Company has accelerated the accounting for the vesting terms to fully expense the stock compensation by January 2003. Other key employees received approximately 145,000 restricted shares of common stock, which vest ratably over five years.

        The total compensation expense associated with all of these restricted stock grants will be approximately $1,070, of which $581 was expensed in 2002, and $203, $88, $88, $88, and $22 for the years 2003 through 2007, respectively.

        The Company had the following warrants outstanding:

	DECEMBER 31,
			EXERCISE PRICE
	2002	2001		EXPIRATION
WARRANTS TO PURCHASE COMMON STOCK:
1997 warrants:
	—	575,885	$5.50	November 2002
	250,000	250,000	$5.00	January 2003

	250,000	825,885

14.  STOCK OPTIONS

        The Company has a Stock Option Incentive Plan (the "Plan") under which shares of the Company's Common Stock are reserved for issuance pursuant to the Plan. As of March 29, 2000, the stockholders of the Company approved an amendment to increase the available shares under the Plan to 1,500,000. As of May 29, 2002, stockholders again approved an amendment to increase the shares under the Plan to 2,000,000. Under the Plan, the Board of Directors or Compensation Committee can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options generally vest over a period of five years and are exercisable at prices determined on a case-by-case basis but not less than the fair market value of the stock at the date of grant. None may be exercised more than 10 years from the date of grant.

        From time to time, the Company grants additional stock options to individuals outside of the Plan. During 1997, the Company granted a total of 325,885 options outside the Plan to the Company's newly appointed CEO and the President. These options were granted at an exercise price of $5.00 per share, were fully vested in 2000, and will expire 10 years from the date of grant.

        In April 2002, the Company granted 166,500 non-qualified options at the grant date value of the Company's stock under the Company's Stock Incentive Plan to each of two Board members for their Board services from 2000 through 2004. Approximately half of the options vested immediately and the remainder vest in equal quarterly increments through 2004.

        As part of the three-year employment agreement effective December 2001, the CEO and the President each received 220,750 non-qualified options. Approximately 25% of the options vested immediately and the remainder vest in equal quarterly increments through September 2004.

        Information with respect to the Company's stock options under the 1996 Plan and discretionary grants are as follows:

Stock Options	Shares Available for Grant	Plan Options Outstanding	Options Exercisable at End of Year	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 1999	453,388	986,665	469,813		$5.92

Reserved	246,665			—	—
Granted	(474,300)	474,300		$6.00-$7.09	$6.78
Exercised		(94,700)		$5.00-$7.09	$5.24
Forfeited	135,500	(135,500)		$5.00-$7.63	$5.34

Outstanding at December 31, 2000	361,253	1,230,765	667,105		$6.37

Granted	(5,000)	5,000		$5.00	$5.00
Forfeited	7,330	(7,330)		$5.63-$6.69	$6.06

Outstanding at December 31, 2001	363,583	1,228,435	973,915		$6.37

Reserved	500,000			—	—
Restricted stock issuance	(355,250)			—	—
Granted	(799,500)	799,500		$3.00-$3.05	$3.01
Forfeited	75,700	(75,700)		$5.81-$6.00	$6.00
Cancelled	480,000	(480,000)		$5.50-$8.50	$7.21

Outstanding at December 31, 2002	264,533	1,472,235	1,043,071		$4.29

        The weighted-average fair value per share of options granted in fiscal years 2002, 2001, and 2000 were $3.01, $5.00, and $6.78, respectively.

        The number of shares and weighted average price of options exercisable at December 31, 2002, was 1,043,071 shares at $4.68 per share and had a weighted average contractual life remaining of 6.7 years. At December 31, 2002, 264,533 options were available for future grants under the terms of the Plan. Outstanding options expire prior to December 31, 2010, and are exercisable at prices ranging from $3.00 to $7.625 per share.

        A summary of options outstanding and exercisable as of December 31, 2002, follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00—4.99	799,500	9.29	$3.01	414,766	$3.01
$5.00—5.99	445,585	5.09	$5.09	416,785	$5.13
$6.00—6.99	11,250	7.58	$6.34	4,500	$6.34
$7.00—7.99	215,900	7.08	$7.10	207,020	$7.10

TOTAL	1,472,235			1,043,071

15.  RESTRUCTURING AND OTHER CHARGES

        In 2001, Speech Design recorded restructuring charges, primarily for costs associated with personnel reductions, of approximately $176 in the third quarter for its Unified Messaging business and approximately $305 in the fourth quarter for its voicemail business. In addition, the Company wrote off all remaining costs, approximately $581 of legal fees, incurred to date in connection with its exploration of alternatives for enhancing shareholder value, which had included a possible separation of the domestic and foreign businesses. In 2000, the Company expensed $310 of costs related to its exploration of strategic alternatives. All restructuring and other charges are reported on a separate line in the Consolidated Statements of Operations.

        As of December 31, 2001, cash payments of approximately $1,172 had been made for these charges. The remaining liability of $200 was paid in 2002.

16.  ACCRUED EXPENSES

        Accrued expenses at December 31, 2002 and 2001, were:

	2002	2001
Customer Advance Payments	$1,775	$856
Accrued Salaries and Benefits	1,696	1,326
Legal and Other Professional Fees	690	685
Sales and Other Taxes	466	74
Rebates and Commissions	417	499
Restructuring	—	200
All Other	790	736

	$5,834	$4,376

17.  EMPLOYEE BENEFIT PLANS

        Bogen participates in multi-employer pension plans, which cover all union employees. Contributions for the periods ended December 31, 2002, 2001, and 2000, were approximately $16, $15, and $16, respectively.

        Employees of the Company are also eligible to participate in a Company sponsored defined contribution 401(k) plan. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $135, $124, and $132 for the years ended December 31, 2002, 2001, and 2000, respectively.

18.  SEGMENTS

        The Company operates in two reportable business segments, Bogen (domestic) and Speech Design (foreign).

        The following table presents information about the Company by segment/geographic area. Inter segment revenues and transfers are not considered material:

	BOGEN	SPEECH DESIGN
2002:
Revenue from external customers	$41,809	$17,268
Gross Profit	17,831	9,849
Depreciation and amortization	984	973
Operating profit (loss)	3,267	148
Total assets	27,960	17,872
Expenditures for segment assets	569	306
2001:
Revenue from external customers	$40,208	$16,935
Gross Profit	17,530	9,435
Depreciation and amortization	1,555	1,012
Operating profit (loss)	1,141	(1,525)
Total assets	39,515	14,047
Expenditures for segment assets	458	735
2000:
Revenue from external customers	$44,974	$20,546
Gross Profit	19,037	11,322
Depreciation and amortization	1,547	705
Operating profit	3,084	2,093
Total assets	41,963	17,528
Expenditures for segment assets	1,132	929

        A reconciliation of reportable segment operating profit and assets to the Company's consolidated totals are as follows:

	2002	2001	2000
Operating profit (loss)
Total operating profit (loss) for reportable segments	$3,415	$(384)	$5,177
Other corporate expenses	(320)	(1,037)	(1,042)

Operating profit (loss)	$3,095	$(1,421)	$4,135

Assets
Total assets for reportable segments	$45,832	$53,561	$59,491
Elimination of receivables/payables	—	—	(157)
Other unallocated amounts	101	2,245	1,778

Consolidated Total	$45,933	$55,807	$61,112

19.  CREDIT CONCENTRATION

        In 2002, Speech Design had revenues of $6,364 from one customer. Bogen had no customers that individually accounted for more than 10% of consolidated net sales.

        The Company had no customers that individually accounted for more than 10% of total consolidated net sales in 2001 or 2000.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002
Net Sales	$12,376	$16,712	$15,653	$14,336	$59,077
Gross Profit	5,433	8,303	7,446	6,498	27,680
Income (Loss) from Operations	(277)	2,259	1,082	31	3,095
Net Income (Loss)	(283)	1,626	665	(9)	1,999
Net Income (Loss) per Share:
Basic	(.03)	0.17	0.10	0.00	0.26
Diluted	(.03)	0.17	0.10	0.00	0.26
2001
Net Sales	$13,846	$15,792	$15,213	$12,292	$57,143
Gross Profit	6,805	7,399	7,233	5,528	26,965
Income (Loss) from Operations	(643)	983	(51)	(1,710)	(1,421)
Net Income (Loss)	(216)	676	(232)	(956)	(728)
Net Income (Loss) per Share:
Basic	(0.02)	0.07	(0.02)	(0.10)	(0.07)
Diluted	(0.02)	0.07	(0.02)	(0.10)	(0.07)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by the Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement"), which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's Proxy Statement, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

        Within the ninety-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. The evaluation of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including its principal executive officers and principal financial officer. Based upon that review, the Company believes that its disclosure controls and procedures are adequately designed to ensure that the information that the Company is required to disclose in this report has been accumulated and communicated to the Company's management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding such required disclosure.

        There have not been any significant changes to the Company's internal controls and procedures or in other factors that could significantly affect such internal controls since the date of the most recent evaluation by these senior officers and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (1) Financial Statements See "Item 8. Financial Statements and Supplementary Data."
  (a)
  (2) Financial Statement Schedule:

      Schedule II: Valuation and Qualifying Accounts

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E		COLUMN F
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	OTHER		DEDUCTION		BALANCE AT END OF PERIOD
Year ended December 31, 2002:
Allowance for Doubtful accounts	$471	$25	$2	(c)	$(36)	(a)	$462
Reserve for sales returns and allowances	446	277	—		(298)	(d)	425
Reserve for inventory obsolescence	1,481	627	72	(c)	(268)	(b)	1,912

	$2,398	$929	$74		$(602)		$2,799

Year ended December 31, 2001:
Allowance for Doubtful accounts	$557	$248	$(1)	(c)	$(333)	(a)	$471
Reserve for sales returns and allowances	282	234	—		(70)	(d)	446
Reserve for inventory obsolescence	1,358	291	(21)	(c)	(147)	(b)	1,481

	$2,197	$773	$(22)		$(550)		$2,398

Year ended December 31, 2000:
Allowance for Doubtful accounts	$650	$321	$(2)	(c)	$(412)	(a)	$557
Reserve for sales returns and allowances	172	396	—		(286)	(d)	282
Reserve for inventory obsolescence	1,093	318	(24)	(c)	(29)	(b)	1,358

	$1,915	$1,035	$(26)		$(727)		$2,197

  (a)
  Uncollectible accounts written off, net of recoveries.

  (b)
  Write-off of obsolete inventory.

  (c)
  Currency exchange effect.

  (d)
  Write-off of prior year returns

(b)
Reports on Form 8-K:

        None

(c)
Exhibits

        The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation.(1)
3.2	By-laws.(1)
3.3	Certificate of Correction to the Certificate of Incorporation, dated March 8, 1995, and filed with the Secretary of State of the State of Delaware on March 10, 1995.(2)
3.4	Certificate of Amendment to the Certificate of Incorporation, dated August 21, 1995 and filed with the Secretary of State of the State of Delaware on August 21, 1995.(3)
4.1	Form of Common Stock Certificate.(1)
4.5	Bogen Communications, International, Inc. 1996 Incentive Stock Option Plan.(5)
10.1	Form of Indemnification Agreement between the Company and its officers, directors and advisors.(4)
10.2	Summary of Agreement for Business Credit between Speech Design GmbH and Stadtsparkasse Munchen.(6)
10.7	Employment Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)
10.8	Employment Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)
10.9	Option Agreement, dated November 26, 1997, between the Company and Mr. Jonathan Guss.(7)
10.10	Option Agreement, dated November 26, 1997, between the Company and Mr. Michael Fleischer.(7)
10.11	Common Stock and Warrant Purchase Agreement, dated November 26, 1997, between the Company and D&S Capital, LLC.(7)
10.12	Warrant, dated November 26, 1997, issued by the Company to D&S Capital, LLC.(7)
10.14	Warrant Purchase Agreement, dated as of November 28, 1997, between Helix Capital II, LLC and Bogen Communications International, Inc.(8)
10.17	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Kasimir Arciszewski.(9)
10.18	Management Agreement, dated May 20, 1998, between Speech Design GmbH and Hans Meiler.(10)
10.19	Credit Agreement, dated as of April 21, 1998, among Bogen Communications International, Inc., Bogen Communications, Inc., various financial institutions and KeyBank National Association.(9)
10.20	Guaranty of Payment and Performance, dated April 21, 1998, by Bogen Corporation.(9)
10.22	Security Agreement, dated April 21, 1998, by Bogen Communications International, Inc. in favor of KeyBank National Association.(9)
10.23	Security Agreement, dated April 21, 1998, by Bogen Communications, Inc. in favor of KeyBank National Association.(9)

10.24	Security Agreement, dated April 21, 1998, by Bogen Corporation in favor of KeyBank National Association.(9)
10.25	Security Agreement, dated April 21, 1998, by New England Audio Resource Corp. in favor of KeyBank National Association.(9)
10.26	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(9)
10.27	Borrower Pledge Agreement, dated April 21, 1998, by and between Bogen Communications International, Inc. and KeyBank National Association.(9)
10.28	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Corporation and KeyBank National Association.(9)
10.29	Guarantor Pledge Agreement, dated April 21, 1998, by and between Bogen Communications, Inc. and KeyBank National Association.(9)
10.30	Term Sheet for Acquisition Line, dated September 18, 1998, between Speech Design GmbH and DG Bank.(10)
10.33	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Jonathan Guss.(11)
10.34	Amendment to Employment Agreement dated February 26, 1997 between the Company and Mr. Michael Fleischer.(11)
10.35	Bogen Communications International, Inc. Amended and Restated Stock Incentive Plan (12)
10.36	Amendment to premises lease between Ramsey 96, L.L.C. and Bogen Communications, Inc. dated July 31, 2000(13)
10.37
Common Stock and Warrant Purchase Agreement between Bogen Communications International, Inc, Speech Design International Inc., Speech Design GmbH and 2.T-Telematik Venture Beteiligungsgesellschaft mbH dated September 27, 2001.(14)
10.39	Modification Agreement dated August 17, 2001, between and among Bogen Communications International, Inc., Bogen Communications Inc., and KeyBank National Association.(15)
10.40	Management Agreement dated June 29, 2001, between Speech Design GmbH and Kasimir Arciszewski.(15)
10.41	Management Agreement dated June 29, 2001, between Speech Design GmbH and Hans Meiler.(15)
10.42	Employment Agreement dated April 10, 2002, between the Company and Mr. Jonathan Guss.(16)
10.43	Employment Agreement dated April 10, 2002, between the Company and Mr. Michael Fleischer.(16)
10.44	Second Modification Agreement dated July 15, 2002, between and among Bogen Communications International, Inc., Bogen Communications, Inc. and KeyBank National Association.(17)
10.45	Restricted Stock Agreement dated April 22, 2002, between the Company and Kasimir Arciszewski(17)

10.46	Restricted Stock Agreement dated April 10, 2002, between the Company and Michael P. Fleischer.(17)
10.47	Restricted Stock Agreement dated April 22, 2002, between the Company and Maureen A. Flotard.(17)
10.48	Restricted Stock Agreement dated April 10, 2002, between the Company and Jonathan Guss.(17)
10.49	Restricted Stock Agreement dated April 22, 2002, between the Company and Hans Meiler.(17)
10.50	Restricted Stock Agreement dated April 22, 2002, between the Company and Jeffrey Schwarz.(17)
*99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
*21.1	Subsidiaries of the Company
*23.1	Consent of KPMG LLP

*
Filed Herewith

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

(14)
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 9, 2001.

(15)
Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(16)
Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(17)
Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ JONATHAN GUSS	By:	/s/ MAUREEN A. FLOTARD
	Jonathan Guss		Maureen A. Flotard
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer and Secretary (Principal Financial Officer)
By:	/s/ MICHAEL P. FLEISCHER
Michael P. Fleischer
President (Principal Executive Officer)

Date: March 6, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2003, by the following persons on behalf of the Registrant in the capacities indicated.

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
Daniel Schwartz

SECTION 302 CERTIFICATION

        I, Michael P. Fleischer, certify that:

1.
I have reviewed this annual report on Form 10-K of Bogen Communications International, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ Michael P. Fleischer
_______________________________
Michael P. Fleischer
President

SECTION 302 CERTIFICATION

        I, Jonathan Guss, certify that:

1.
I have reviewed this annual report on Form 10-K of Bogen Communications International, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ Jonathan Guss
____________________________
Jonathan Guss
Chief Executive Officer

SECTION 302 CERTIFICATION

        I, Maureen A. Flotard, certify that:

1.
I have reviewed this annual report on Form 10-K of Bogen Communications International, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ Maureen A. Flotard
______________________________
Maureen A. Flotard
Chief Financial Officer and Vice President—Finance

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
(IN THOUSANDS, EXCEPT PER SHARE DATA) STATEMENTS OF OPERATIONS DATA FOR THE YEARS ENDED DECEMBER 31,
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
INDEPENDENT AUDITOR'S REPORT
BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001 (In Thousands of Dollars, Except Share and Per Share Amounts)
BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000 (In Thousands of Dollars, Except Share and Per Share Amounts)
BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000 (In Thousands of Dollars, Except Share and Per Share Amounts)
BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000 (In Thousands of Dollars, Except Share and Per Share Amounts)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
PART III
PART IV
BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)
SIGNATURES
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION