Form 10-Q
period 2003-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2003-05-14
CIK 908517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 25, 2003, 5,216,671 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Per Share Amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,615	$5,379
Trade receivables (net of allowance for doubtful accounts of $532 and $462 at March 31, 2003, and December 31, 2002, respectively)	4,985	5,787
Other receivables	34	370
Inventories	10,406	10,712
Prepaid expenses and other current assets	651	571
Current deferred income taxes	3,549	3,314
TOTAL CURRENT ASSETS	24,240	26,133

Equipment and leasehold improvements, net	3,193	3,152
Goodwill	15,325	15,344
Other intangible assets, net	756	834
Deferred income taxes	497	289
Other assets	185	181

TOTAL ASSETS	$44,196	$45,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$1,500	$1,751
Current maturities of capital lease obligations	6	5
Accounts payable	2,072	2,386
Accrued expenses	5,204	5,834
Income taxes payable	933	1,004
TOTAL CURRENT LIABILITIES	9,715	10,980

Capital lease obligations, less current maturities	4	6
Minority interest	242	251
Other long-term liabilities	102	122
TOTAL LIABILITIES	10,063	11,359

STOCKHOLDERS’ EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2003, and December 31, 2002	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 5,220,243 shares issued and 5,216,671 shares outstanding at March 31, 2003, and 5,217,743 shares issued and 5,214,171 shares outstanding at December 31, 2002	5	5
Additional paid-in-capital	29,609	29,599
Deferred compensation	(362)	(489)
Retained earnings	4,738	5,589
Accumulated other comprehensive income (loss)	175	(98)
Treasury stock at cost - 3,572 shares at March 31, 2003, and December 31, 2002	(32)	(32)
TOTAL STOCKHOLDERS’ EQUITY	34,133	34,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,196	$45,933

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$11,377	$12,376
Cost of goods sold	6,523	6,943
Gross profit	4,854	5,433

Operating expenses:
Research and development	1,092	875
Selling, general and administrative	4,919	4,795
Amortization of intangibles	85	40
Loss from operations	(1,242)	(277)

Other (income) expenses:
Interest income	(13)	(84)
Interest expense	14	59
Minority interest of consolidated subsidiaries	(9)	—
Other (income) expense, net	(21)	4
Loss before income taxes	(1,213)	(256)

Income tax expense (benefit)	(362)	27

Net loss	$(851)	$(283)

Net loss per common share:
Basic	$(0.16)	$(0.03)
Diluted	$(0.16)	$(0.03)

Weighted average number of common shares outstanding:
Basic	5,214,449	9,100,745
Diluted	5,214,449	9,100,745

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Amount					Number of Shares	Amount
Balance at January 1, 2003	5,217,743	$5	$29,599	$(489)	$5,589	$(98)	3,572	$(32)	$34,574

Employee restricted stock grants	2,500	—	10	(10)	—	—	—	—	—
Deferred compensation amortization	—	—	—	137	—	—	—	—	137
Comprehensive income:
Net loss	—	—	—	—	(851)	—	—	—	(851)
Translation adjustments	—	—	—	—	—	273	—	—	273
Other comprehensive loss									(578)

Balance at March 31, 2003	5,220,243	$5	$29,609	$(362)	$4,738	$175	3,572	$(32)	$34,133

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(851)	$(283)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	411	417
Amortization of intangible assets	85	40
Deferred compensation amortization	137	—
Provision for doubtful accounts	47	67
Utilization of pre-acquisition NOL charged to goodwill	46	46
Deferred income taxes	(381)	(347)
Minority interest	(9)	—
Change in operating assets and liabilities:
Receivables	1,161	(132)
Inventories	383	(16)
Prepaid expenses and other current assets	(77)	39
Accounts payable and accrued expenses	(1,176)	(156)
Other	(24)	(62)
Net cash used in operating activities	(248)	(387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(410)	(134)
Proceeds from sale of marketable securities	—	295
Net cash (used in) provided by investing activities	(410)	161

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(1)	(65)
Net increase (decrease) in borrowings under revolving credit agreements	(251)	(851)
Net cash used in financing activities	(252)	(916)

Effects of foreign exchange rate on cash	146	(75)

DECREASE IN CASH AND CASH EQUIVALENTS	(764)	(1,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,379	11,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,615	$9,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18	$39
Cash paid for income taxes	100	269

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

1.                                       Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2002, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual consolidated financial statements.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003.

2.                                       Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiary Apogee Sound International, LLC (“Apogee”); the Company’s 98% owned subsidiary, Speech Design International Inc. (“SDI”), SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); and Speech Design’s wholly-owned subsidiaries: Satelco AG (Satelco), (effective June 30, 2002), Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”), formerly Digitronic Computersysteme GmbH.  Inter-company balances and transactions have been eliminated in consolidation.

The ownership interest of minority owners in the equity and earnings of the Company’s less than 100 percent-owned consolidated subsidiaries are recorded as minority interest.  The Company records all losses in its consolidated financial statements after the minority interest liability is reduced to zero, as the minority interest holders have no obligation to fund losses.

3.                                       Revenue Recognition

The Company derives its revenue from primarily two sources (i) sale of sound processing and telecommunications peripheral equipment and (ii) services and support revenue for telecommunications equipment and Unified Messaging products.  The Company recognizes product revenue, net of discounts and rebates, where persuasive evidence of sales arrangements exist, title of risk of loss has transferred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied and collectibility is reasonably assured.  These requirements are met for a majority of the Company’s products upon shipment.

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

4.                                       Comprehensive Income

The Company’s comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of changes in stockholders’ equity.  The Company has determined total comprehensive loss to be $(578) and $(453), respectively, for the three months ended March 31, 2003 and 2002.

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

The accounting policies of the segments are the same as those described in this summary of significant accounting policies and in the notes to our consolidated financial statements for the year ended December 31, 2002.  The Company evaluates performance based on profit or loss from operations before income taxes not including other income (expense) and foreign exchange gains and losses.

The following tables present information about the Company by segment/geographic area.  Inter-segment revenues and transfers are not considered material:

	March 31, 2003		March 31, 2002
	Bogen	Speech Design	Bogen	Speech Design
Revenue from external customers	$8,319	$3,058	$9,707	$2,669
Operating income (loss)	4	(1,163)	563	(771)

A reconciliation of reportable segment operating income to the Company’s consolidated totals is as follows:

	Three Months Ended March 31,
	2003	2002
Operating loss:
Total operating loss for reportable segments	$(1,159)	$(208)
Other corporate expenses	(83)	(69)
Operating loss	$(1,242)	$(277)

6.                                       Inventories

Inventories, net of reserves, are stated at the lower of cost or market and are valued using the first-in, first-out method.  Inventories are as follows:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$2,722	$3,324
Work in progress	568	717
Finished goods	7,116	6,671
Total	$10,406	$10,712

7.                                       Income (Loss) Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants.

The following table lists the outstanding options and warrants as of March 31, 2003 and 2002:

Year	Equity Instrument	Dilutive	Anti-dilutive	Total

2003	Stock Options	—	1,467,835	1,467,835
	Warrants	—	—	—
		—	1,467,835	1,467,835

2002	Stock Options	—	1,227,915	1,227,915
	Warrants	—	825,885	825,885
		—	2,053,800	2,053,800

8.                                       Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Income tax expense for the three months ended March 31, 2003, differs from the amount computed by applying the U.S. Federal statutory rates primarily due to the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $547 and $574 as of March 31, 2003, and December 31, 2002, respectively.  The valuation allowances were established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

9.                                       Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill will no longer be amortized but rather tested for impairment annually.  In accordance with the provisions of SFAS 142, we assigned all goodwill to the Company’s two reporting units, which are the same as the Company’s reporting segments - Domestic and Foreign.  Annually, we consider whether goodwill is impaired by comparing the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are based on management estimates using discounted cash flow assumptions.  Such estimates include a considerable amount of management judgment and there is potential for material impact to our financial position and results of operations in the event that such estimates significantly change.

The Company performed its annual impairment test at December 31, 2002, upon completion and approval of the Company’s financial operating plan for 2003.  The impairment test indicated that no goodwill impairment existed as of that date.

The following disclosure presents certain information on the Company’s acquired intangible assets as of March 31, 2003, and December 31, 2002.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At March 31, 2003
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(229)	$438
Patents	10 years	27	(9)	18
Brandnames	7 years	142	(88)	54
Customer Lists	7 years	162	(152)	10
Technology	4 years	501	(354)	147
Non-compete Agreements	1.5 years	186	(97)	89
		$1,685	$(929)	$756

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2002
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(218)	$449
Patents	10 years	28	(8)	20
Brandnames	7 years	138	(79)	59
Customer lists	7 years	160	(147)	13
Technology	4 years	486	(310)	176
Non-compete agreements	1.5 years	180	(63)	117
		$1,659	$(825)	$834

The aggregate acquired intangible amortization expense for the three months ended March 31, 2003 and 2002, was approximately $85 and $40, respectively.  The estimated acquired intangible asset amortization expense for the fiscal year ending December 31, 2003, and for the four subsequent years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2003	$331
2004	$94
2005	$92
2006	$46
2007	$46

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2002, to March 31, 2003:

	Domestic	Foreign	Total
Balance at December 31, 2002	$10,183	$5,161	$15,344
Utilization of pre-acquisition NOL’s charged to goodwill	(27)	(19)	(46)
Foreign currency translation adjustments	—	27	27
Balance at March 31, 2003	$10,156	$5,169	$15,325

10.                                 Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“the “Agreement”), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000. The Agreement bears interest at either Key’s rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of March 31, 2003 and December 31, 2002, Bogen had $1,500 and $1,750, respectively, of short-term borrowings outstanding under the Agreement.  The Company was not in compliance with the financial covenant under the Agreement for the period ended March 31, 2003, for which it has received a waiver from Key.  The Company is currently in discussions with Key to negotiate a new facility or extend the existing facility as of June 30, 2003.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,852 Euros (approximately $2,000 at March 31, 2003) from five banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At March 31, 2003, and December 31, 2002, Speech Design had short-term borrowings amounting to $0 and $1, respectively.

Bogen has a conditional letter of credit with Key for $600, which is renewable every six months.  Approximately $315 was utilized at March 31, 2003.

Total outstanding revolving lines of credit are summarized as follows:

	March 31, 2003	December 31, 2002
Domestic Lines of Credit Utilized	$1,500	$1,750
Foreign Lines of Credit Utilized:
• Speech Design GmbH	—	1
• Speech Design Israel	—	—
• Carrier Systems	—	—
• Satelco	—	—
	$1,500	$1,751

11.                                 Minority Interest

On September 27, 2001, an agreement was signed with 2.T-Telematik Venture Beteiligungsgesellschaft mgH (“T-Venture”), a venture capital subsidiary of Deutsche Telekom AG, to sell 2% of SDI, a Company subsidiary that now holds all of the equity of Speech Design, to T-Venture. Sale of the SDI common stock minority holding was for approximately 842 Euros, about $765 as of the date of the agreement, less expenses of $104.  T-Venture also received a warrant to purchase another 2% of SDI shares at prices that, if SDI becomes separately traded, would be established at a discount to initial public market prices.  As part of the agreement, within thirty days after the second and third anniversaries of the agreement date, T-Venture has an option to request that the SDI repurchase all of the common shares held by T-Venture for a price, set by mutual determination or by an appraiser, not to exceed 125% of the total amount paid by T-Venture.

12.                                 Restricted Stock Grants

In April 2002, the Company granted the President and the Chief Executive Officer 105,000 restricted shares of common stock each, pursuant to their employment agreements.  The initial vesting period was five years, but was subject to certain acceleration clauses based on stock price target levels.  The vesting terms were amended in the third quarter of 2002 to delay vesting of the shares until the later of the date on which the stock price target levels were achieved or January 29, 2003.  In the third quarter of 2002, these stock price levels were achieved and the Company accelerated the accounting for the vesting terms to fully expense the stock compensation to the President and the Chief Executive Officer by January 2003.  Other key employees received approximately 145,000 restricted shares of common stock.

13.                               Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation; an interpretation of APB Opinion No. 25” to account for its fixed plan stock options granted to employees and directors and for restricted stock grants.  Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.

SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per common share would have decreased to the pro forma amounts indicated in the table below.

	Three Months Ended March 31,
(dollars in thousands except per share amounts)	2003	2002

Net loss as reported	$(851)	$(283)
Pro forma after-tax impact of options at fair value	(92)	(236)
Pro forma net loss adjusted	$(943)	$(519)
Basic loss per share as reported	(0.16)	(0.03)
Diluted loss per share as reported	(0.16)	(0.03)
Pro forma basic loss per share	(0.18)	(0.06)
Pro forma diluted loss per share	(0.18)	(0.06)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing calculation model.  The following table outlines the assumptions used in the Black-Scholes model.

	2003	2002
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.57%	4.67%
Expected option life in years	7.50	7.50
Expected volatility	31.65%	32.64%
Weighted-average fair value of options granted during the period	$3.98	$3.05

14.                                 Litigation

The Company develops and utilizes technology for substantially all of the products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto.  It is difficult to predict the outcome of such litigation and the amount of damages that may be awarded in these types of cases.  The Company does not believe that the results of any pending or threatened litigation related to the Company’s technology or use thereof would have a material adverse effect on its financial position, results of operations, or liquidity.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of March 31, 2003, and the results of its operations for the three month periods ended March 31, 2003, compared to the same period last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the “Company”) and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; issues relating to the Company’s information technology infrastructure, stability, and performance; and other factors set forth elsewhere in this Form 10-Q, including under “Risk Factors” below and otherwise described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002

Net Sales

Net sales of $11,377,000 for the three months ended March 31, 2003, decreased 8.1% from the $12,376,000 recorded in the same period in 2002.  Domestic revenues fell 14.3%, but foreign revenues in U.S. dollars increased 14.6%.  After adjusting for the effect of a 23% increase in the value of the Euro against the U.S. dollar from the first quarter of 2002 to the first quarter of 2003, foreign net sales in Euros decreased 6.8%.

Bogen (domestic)

Bogen product line sales results of $8,319,000 for the first quarter of 2003 were uniformly down when compared to net sales of $9,707,000 recorded in the same period in 2002.  Telco net sales in the three months ended March 31, 2003, were $3,073,000 versus $3,490,000 in the same period in 2002, a decrease of 11.9%.  Net sales of Commercial Audio products totaled $1,982,000 in the first quarter of 2003, down 10.9% from net sales of $2,225,000 in the same period in 2002. Engineered Systems product line sales of $2,348,000 in the first quarter of 2003 were down 14.8% when compared with the $2,757,000 reported in the same period last year.  Net sales of Pro Audio products amounted to $916,000 in 2003, down 26% from the $1,235,000 recorded in 2002.  We believe that the decrease in revenues from the first quarter of 2002 to the first quarter of 2003 is due to current conditions in the various telecommunications markets in which Bogen operates as well as continued weakness in the overall domestic economy.

Speech Design (foreign)

Speech Design’s net sales in the first quarter of 2003 were $3,058,000 compared to $2,669,000 in the same period in 2002, an increase of $389,000.  In Euros, net sales in 2003 decreased to 2,854,000 Euros from 3,064,000 Euros in 2002.  Unified Messaging services increased to $462,000 in the first quarter of 2003, up over 200% from $153,000 in the same period in 2002, but Telco sales were flat, up $80,000 for the three months ended March 31, 2003, from the $2,516,000 reported in the same period in 2002.  Speech Design’s Telco product line continues to be impacted by the softness in the European telecommunications markets, which has caused significant spending reductions by end users, while the Unified Messaging grew primarily due to increased maintenance services.

Gross Profit

The Company’s gross profit as a percentage of net sales was 42.7% for the three months ended March 31, 2003, down from 43.9% for the same period in 2002.  The decline is primarily due to the absorption of fixed costs relative to changes in sales volume.

Bogen’s gross profit as a percentage of net sales was 41.0% in the first quarter of 2003 versus 41.8% in the first quarter of 2002.  Gross profit decreased to $3,411,000 in 2003 from $4,056,000 in 2002, primarily as a result of the revenue decline.

Speech Design’s gross profit increased to $1,443,000 in the first quarter of 2003 from $1,377,000 in the same period last year.  Gross profit as a percentage of net sales declined to 47.2% in 2003 from 51.6% in 2002.  The decline in the gross profit percentage can be attributed to greater depreciation expense on fixed assets included in cost of goods sold and increases in reserves for inventory.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products and update existing products in a timely and efficient manner.  R&D expense was $1,092,000, or 9.6% of net sales in the first quarter of 2003, compared to $875,000, or 7.1% of net sales in the same period of 2002.  Domestic operations R&D experienced a slight decline primarily due to the timing of scheduled prototypes and approvals.  Foreign operations R&D increased, primarily for new product development, but also as a result of the relative value of the Euro against the U.S. dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended March 31, 2003, increased $124,000 from the same period in 2002.  SG&A expense was $4,919,000, or 43.2% of net sales, in 2003 compared to $4,795,000, or 38.7% of net sales, in 2002.  Domestic SG&A costs were flat primarily due to lower sales related costs being offset by normal year-over-year increases in employee related costs.  Foreign SG&A expenses decreased in Euros, but were higher in U.S. dollars due to the change in the relative value of the Euro from 2002 to 2003.  As a percentage of net sales, SG&A increased primarily due to administrative fixed costs being a greater proportion of overall SG&A as a result of the revenue decline.

Interest Income and Expense

Interest income was $13,000 in the first quarter of 2003, a decrease of $71,000 from $84,000 earned in the same period in 2002.  The decrease primarily reflects the Company’s utilization of available cash for stock repurchases in the third quarter of 2002 and declining interest rates.  Interest expense was $14,000 in 2003, a decrease of $45,000 from $59,000 in 2002.  The reduction is primarily due to final payments on capitalized leases being made in 2002.

Income Taxes

As a result of operating losses in both segments, the Company recorded a tax benefit of $362,000 in the first quarter of 2003.  In the same period in 2002, the Company recorded tax expense of $27,000, primarily due to domestic taxable profits being offset by foreign losses with a lower effective tax rate.

Domestic operations recorded a tax benefit in 2003 of $27,000, a decrease of $278,000 from the $251,000 tax expense in 2002.  Foreign operations recorded a tax benefit of $335,000 for the first quarter of 2003, an increase from the $224,000 tax benefit recorded in 2002.

Liquidity, Capital Resources, and Financial Condition

During the first quarter of 2003, the Company reported a net loss of $851,000.  Overall net cash used by operating activities was $248,000.  Working capital, defined as current assets less current liabilities, decreased to $14,525,000 at March 31, 2003, from $15,153,000 at December 31, 2002, primarily due to improvements in accounts receivable and inventories being mostly offset by reductions in accounts payable and accrued expenses.

Net cash used by investing activities of $410,000 was for purchases of fixed assets, primarily computer hardware and software.  Net cash used for financing activities reduced the Company’s overall debt by $252,000.  As of March 31, 2003, the Company’s total liabilities of $10,063,000, of which $9,715,000 are due and payable within one year, had been reduced almost $1,300,000 from December 31, 2002.

Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000,000 revolving line of credit for acquisition financing and a $7,000,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“the “Agreement”), under which the working capital line was reduced to $5,000,000 and the parties agreed to an unsecured $20,000,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000,000. The Agreement bears interest at either Key’s rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of March 31, 2003, and December 31, 2002, Bogen had $1,500,000 and $1,750,000, respectively, of short-term borrowings outstanding under the Agreement.  The Company was not in compliance with the financial covenant under the Agreement for the period ended March 31, 2003, for which it has received a waiver from Key.  The Company is currently in discussions with Key to negotiate a new facility or extend the existing facility as of June 30, 2003.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,852,000 Euros (approximately $2,000,000 at March 31, 2003) from five banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At March 31, 2003, and December 31, 2002, Speech Design has short-term borrowings amounting to $0 and $1,000, respectively.

The Company has a conditional letter of credit with Key for $600,000 that is renewable every six months.  Approximately $315,000 was utilized at March 31, 2003.

The Company’s contractual obligations relating to capital lease obligations, employment contracts, and operating lease obligations, as disclosed in the Company’s Form 10-K for the year ended December 31, 2002, have not changed materially since that time.

The Company believes, although there can be no assurances, that it will generate sufficient operating cash flows to provide adequate liquidity to finance its ongoing activities, its current level of borrowings, and capital expenditures at least through March 31, 2004.

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

Our U.S. telephony products compete in the message/music-on-hold (“MOH”) and over-head paging niches of the market.  In the MOH market, our competitors include relatively small companies.  The Commercial Audio customer market is characterized by intense competition, particularly from several overseas companies, with no one company accounting for more than 10% of the U.S. market.  At the contractor level, we face competition from many sources, including a number of overseas companies.  The Engineered Systems customer market is a specialized market characterized by low unit volume and high dollar sales.  Our principal competitors in the Engineered Systems customer market have been in the market for several decades and have well established name recognition and distribution channels.

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

In 2002 and during the first quarter of 2003, approximately 30% and 27%, respectively, of our revenues were derived outside of the United States, primarily in Germany.  Over the course of 2002, the Euro exchange rate averaged at the rate of 1.06125 to the U.S. dollar, with a low of 0.9527 and a high of 1.1682.  This represents a 22.6% movement of the Euro relative to the U.S. dollar throughout the year.  During the course of the first quarter of 2003, the Euro exchange rate averaged at the rate of 0.93283 to the U.S. dollar, with a low of 0.9017 and a high of 0.9678.  This represents a 7.3% movement of the Euro relative to the U.S. dollar throughout the quarter.

A significant portion of our sales are made to a small number of customers, and the loss of any such customer may have a material adverse effect on our business

Sales to one customer of Speech Design totaled approximately $6.4 million in 2002.  In the first quarter of 2003, sales to one customer of Speech Design totaled approximately $1.1 million.   Speech Design’s main customers include leading PABX manufacturers that could determine to manufacture their own peripherals rather than purchase them from us.  Also, our domestic operations have significant customers.  The loss of any of these customers or a reduction in orders from these customers could have a material adverse affect on our business, results of operation and financial condition.

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

Our officers, directors and management personnel have significant holdings in the Company

As of March 31, 2003, our officers, directors and management personnel and their affiliates owned over 62% of the outstanding shares of common stock (or about 66% of the outstanding shares of our common stock including shares subject to currently exercisable options).  As a result, if these people act in concert, they would have control to direct our affairs and business and to determine the outcome of corporate actions requiring stockholder approval.  This type of influence by existing majority stockholders may delay or prevent a change in control and could result in the denial to minority stockholders of a premium price for their stock in a change in control.

Certain of our products are regulated by the U.S. and foreign governments and must be authorized by the Underwriter’s Laboratory and similar organizations outside the United States

The U.S. Federal government regulates domestic telecommunications equipment and related industries.  The Federal agency vested with primary jurisdiction over the telecommunication industry is the Federal Communications Commission (the “FCC”). Many telephone peripheral producers and distributors, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy.

The FCC has adopted regulations regarding attachments to the telephone networks as well as regulations imposing radio frequency emanation standards for telephony and radio equipment and many of our products require authorization by the FCC.  In addition, many of our products also require the authorization of the Underwriter’s Laboratory (“UL”).  To date, all such required authorizations have been obtained.  As a result of modifications and improvements to our products, however, we will be obligated to seek new authorizations where there is a degradation in the radio frequency emissions.  Failure to obtain such authorizations may preclude us from selling our products in the U.S.

To successfully access the Canadian market, we must obtain Underwriter’s Laboratory Canada and Canadian Standards Association authorizations for all AC powered products, which we have done for all of our current products that we sell in Canada.

Our products which are sold in Europe have been adapted to the technical (PTT-approvals) and commercial sound requirements of West European markets, and carry the Community European (“CE”) marking, which is the equivalent of a UL certification in the United States.

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

Our intellectual property rights may not be fully protected

We hold several patents and registered trademarks.  We cannot, however, guarantee that any patent or trademark would ultimately be proven valid if challenged.  Any such claim, with or without merit, could:

•                                          be time consuming to defend;

•                                          result in costly litigation;

•                                          divert management’s attention and resources;

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at March 31, 2003.  During the three months ended March 31, 2003, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The Company develops and utilizes technology for substantially all of the products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto.  It is difficult to predict the outcome of such litigation and the amount of damages that may be awarded in these types of cases.  The Company does not believe that the results of any pending or threatened litigation related to the Company’s technology or use thereof would have a material adverse effect on its financial position, results of operations, or liquidity.

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

Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

99.1         Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Form 8-K, dated March 7, 2003, reporting its 2002 fourth quarter and fiscal year-end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date:	May 14, 2003	By:	/s/	Michael P. Fleischer
			Name:	Michael P. Fleischer
			Title:	President

Date:	May 14, 2003	By:	/s/	Maureen A. Flotard
			Name:	Maureen A. Flotard
			Title:	Chief Financial Officer
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

Date: May 14, 2003

/s/ Michael P. Fleischer
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

Date: May 14, 2003

/s/ Jonathan Guss
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

Date: May 14, 2003

/s/ Maureen A. Flotard
Maureen A. Flotard
Chief Financial Officer and Vice President – Finance