Form 10-Q/A
period 2003-03-31
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2003-08-07
CIK 908517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐   No   ☒

As of July 31, 2003, 5,212,542 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

INDEX

PART I.

FINANCIAL INFORMATION

Item 4.	Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Within the ninety-day period prior to the filing date of this report and as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934.  The evaluation of the Company’s disclosure controls and procedures was made under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, President, and Chief Financial Officer.  Based upon that review, our management, including the Chief Executive Officer, President, and Chief Financial Officer, believes that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

There have not been any significant changes to the Company’s internal controls and procedures or in other factors that could significantly affect such internal controls since the date of the most recent evaluation by these senior officers and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:
	31	Certifications of President, Chief Executive Officer, and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Form 8-K, dated March 7, 2003, reporting its 2002 fourth quarter and fiscal year-end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date: August 6, 2003	By:	/s/ Maureen A. Flotard
		Name:	Maureen A. Flotard
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)