Form 10-Q
period 2003-06-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2003-08-08
CIK 908517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

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

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Per Share Amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,337	$5,379
Trade receivables (net of allowance for doubtful accounts of $723 and $462 at June 30, 2003, and December 31, 2002, respectively)	6,985	5,787
Other receivables	60	370
Inventories	10,266	10,712
Prepaid expenses and other current assets	535	571
Current deferred income taxes	3,621	3,314
TOTAL CURRENT ASSETS	24,804	26,133

Equipment and leasehold improvements, net	2,975	3,152
Goodwill	15,333	15,344
Other intangible assets, net	683	834
Deferred income taxes	939	289
Other assets	179	181
TOTAL ASSETS	$44,913	$45,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$750	$1,751
Current maturities of capital lease obligations	5	5
Accounts payable	2,140	2,386
Accrued expenses	4,870	5,834
Income taxes payable	1,471	1,004
TOTAL CURRENT LIABILITIES	9,236	10,980

Capital lease obligations, less current maturities	3	6
Minority interest	250	251
Other long-term liabilities	114	122
TOTAL LIABILITIES	9,603	11,359

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2003, and December 31, 2002	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 5,220,243 shares issued and 5,212,542 shares outstanding at June 30, 2003, and 5,217,743 shares issued and 5,214,171 shares outstanding at December 31, 2002	5	5
Additional paid-in-capital	29,679	29,599
Deferred compensation	(340)	(489)
Retained earnings	5,325	5,589
Accumulated other comprehensive income (loss)	688	(98)
Treasury stock at cost - 7,701 shares at June 30, 2003, and 3,572 shares at December 31, 2002	(47)	(32)
TOTAL STOCKHOLDERS’ EQUITY	35,310	34,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,913	$45,933

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$14,344	$16,712	$25,721	$29,088
Cost of goods sold	7,452	8,409	13,975	15,352
Gross profit	6,892	8,303	11,746	13,736

Operating expenses:
Research and development	1,059	1,010	2,151	1,885
Selling, general and administrative	4,830	4,972	9,749	9,767
Amortization of intangibles	89	62	174	102
Income (loss) from operations	914	2,259	(328)	1,982

Other (income) expenses:
Interest income	(18)	(86)	(31)	(170)
Interest expense	27	32	41	91
Minority interest of consolidated subsidiaries	8	21	(1)	21
Other (income) expense, net	(14)	(144)	(35)	(140)
Income (loss) before income taxes	911	2,436	(302)	2,180

Income tax expense (benefit)	324	810	(38)	837

Net income (loss)	$587	$1,626	$(264)	$1,343

Net income (loss) per common share:
Basic	$0.11	$0.17	$(0.05)	$0.15
Diluted	$0.11	$0.17	$(0.05)	$0.15

Weighted average number of common shares outstanding:
Basic	5,213,540	9,397,803	5,213,992	9,250,094
Diluted	5,322,584	9,416,232	5,213,992	9,257,970

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

			Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)			Total
	Common Stock						Treasury Stock
	Number of Shares	Amount					Number of Shares	Amount

Balance at January 1, 2003	5,217,743	$5	$29,599	$(489)	$5,589	$(98)	3,572	$(32)	$34,574

Employee restricted stock grants	2,500	—	10	(10)	—	—	—	—	—
Tax benefit from vesting of restricted stock grants	—	—	70	—	—	—	—	—	70
Deferred compensation amortization	—	—	—	159	—	—	—	—	159
Treasury stock	—	—	—	—	—	—	4,129	(15)	(15)
Comprehensive income:
Net loss	—	—	—	—	(264)	—	—	—	(264)
Translation adjustments	—	—	—	—	—	786	—	—	786
Other comprehensive income									522

Balance at June 30, 2003	5,220,243	$5	$29,679	$(340)	$5,325	$688	7,701	$(47)	$35,310

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(264)	$1,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	802	846
Amortization of intangible assets	174	102
Deferred compensation amortization	159	53
Provision for doubtful accounts	199	137
Utilization of pre-acquisition NOL charged to goodwill	92	54
Deferred income taxes	(752)	(184)
Minority interest	(1)	21
Change in operating assets and liabilities:
Receivables	(893)	(1,795)
Inventories	672	1,265
Prepaid expenses and other current assets	48	88
Accounts payable and accrued expenses	(1,100)	(24)
Other	(8)	(45)
Net cash (used in) provided by operating activities	(872)	1,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(498)	(280)
Proceeds from sale of marketable securities	—	465
Acquisition of intangibles	—	(3)
Net cash (used in) provided by investing activities	(498)	182

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(15)	—
Principal payments under capital lease obligations	(3)	(131)
Net increase (decrease) in borrowings under revolving credit agreements	(1,001)	(953)
Net cash used in financing activities	(1,019)	(1,084)
Effects of foreign exchange rate on cash	347	47

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,042)	1,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,379	11,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,337	$12,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$36	$62
Cash paid for income taxes	196	801

NON-CASH FINANCING ACTIVITIES:
Forgiveness of notes payable to related parties	—	122

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

2.                                       Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99% -owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiary Apogee Sound International, LLC (“Apogee”); the Company’s 98% -owned subsidiary, Speech Design International Inc. (“SDI”), SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); and Speech Design’s wholly-owned subsidiaries: Satelco AG (Satelco), (effective June 30, 2002), Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”), formerly Digitronic Computersysteme GmbH. Inter-company balances and transactions have been eliminated in consolidation.

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

4.                                       Comprehensive Income

The Company’s comprehensive income consists of net income (loss) and translation adjustments and is presented in the consolidated statement of changes in stockholders’ equity.  The Company has determined total comprehensive income to be $1,100 and $522, respectively, for the three and six months ended June 30, 2003, and $2,625 and $2,172, respectively, for the three and six months ended June 30, 2002.

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

The accounting policies of the segments are the same as those described in the notes herein and in the notes to our consolidated financial statements for the year ended December 31, 2002.  The Company evaluates segment performance based on income or loss before income taxes.

The following tables present information about the Company by segment/geographic area.  Inter-segment revenues and transfers are not considered material:

Six Months Ended

	June 30, 2003		June 30, 2002
	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$18,602	$7,119	$21,188	$7,900
Income (loss) before income taxes	1,358	(1,464)	2,137	220

Three Months Ended

	June 30, 2003		June 30, 2002
	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$10,283	$4,061	$11,481	$5,231
Income (loss) before income taxes	1,324	(314)	1,492	1,027

A reconciliation of reportable segment operating income to the Company’s consolidated totals is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating loss:
Total income (loss) before income taxes for reportable segments	$1,010	$2,519	$(106)	$2,357
Other corporate expenses	(99)	(83)	(196)	(177)
Income (loss) before income taxes	$911	$2,436	$(302)	$2,180

6.                                       Inventories

Inventories, net of reserves, are stated at the lower of cost, valued using the first-in, first-out method, or market.  Inventories are as follows:

	June 30, 2003	December 31, 2002

Raw materials and supplies	$2,748	$3,324
Work in progress	644	717
Finished goods	6,874	6,671
Total	$10,266	$10,712

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

The following table lists the outstanding options and warrants as of June 30, 2003 and 2002:

Year	Equity Instrument	Dilutive	Anti-dilutive	Total

2003	Stock Options	—	1,482,595	1,482,595
	Warrants	—	—	—
		—	1,482,595	1,482,595

2002	Stock Options	799,500	747,735	1,547,235
	Warrants	—	825,885	825,885
		799,500	1,573,620	2,373,120

8.                                       Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Income tax expense (benefit) for the three and six months ended June 30, 2003 and 2002, differs from the amount computed by applying the U.S. Federal statutory rates primarily because of the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $520 and $574 as of June 30, 2003, and December 31, 2002, respectively.  The valuation allowances were established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

The Company recorded an additional income tax-related charge in the second quarter of 2003, relating to the taxation of certain Intercompany transactions between the Company’s German and Israeli subsidiaries.  The total amount recorded was approximately $167, which included interest expense of $11.

9.                               Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but rather tested for impairment annually.  In accordance with the provisions of SFAS 142, all goodwill is assigned to the Company’s two reporting units, which are the same as the Company’s reporting segments - Domestic and Foreign.  Annually, we consider whether or not goodwill is impaired by comparing the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are based on management estimates using discounted cash flow assumptions.  Such estimates include a considerable amount of management judgment and there is potential for material impact to our financial position and results of operations in the event that such estimates significantly change.

The Company performed its annual impairment test at December 31, 2002, upon completion and approval of the Company’s financial operating plan for 2003.  The impairment test indicated that no goodwill impairment existed as of that date.

The following disclosure presents certain information on the Company’s acquired intangible assets as of June 30, 2003, and December 31, 2002.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At June 30, 2003
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(240)	$427
Patents	10 years	27	(9)	18
Brandnames	7 years	150	(99)	51
Customer Lists	7 years	180	(119)	61
Technology	4 years	521	(459)	62
Non-compete Agreements	1.5 years	197	(133)	64
		$1,742	$(1,059)	$683

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2002
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(218)	$449
Patents	10 years	28	(8)	20
Brandnames	7 years	138	(79)	59
Customer lists	7 years	160	(147)	13
Technology	4 years	486	(310)	176
Non-compete agreements	1.5 years	180	(63)	117
		$1,659	$(825)	$834

The aggregate acquired intangible amortization expense was approximately $89 and $62, respectively for the three months ended June 30, 2003 and 2002, and $174 and $102, respectively, for the six months ended June 30, 2003 and 2002.  The estimated acquired intangible asset amortization expense for the fiscal year ending December 31, 2003, and for the four subsequent years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense

2003	$348
2004	$98
2005	$95
2006	$46
2007	$46

The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2002, to June 30, 2003:

	Domestic	Foreign	Total

Balance at December 31, 2002	$10,183	$5,161	$15,344
Utilization of pre-acquisition NOL’s charged to goodwill	(54)	(38)	(92)
Foreign currency translation adjustments	—	81	81
Balance at June 30, 2003	$10,129	$5,204	$15,333

10.                                 Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“the “Agreement”), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000. The Agreement bears interest at either Key’s rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.  As of June 30, 2003 and December 31, 2002, Bogen had $750 and $1,750, respectively, of short-term borrowings outstanding under the Agreement.  The Company was in compliance with the financial covenant under the Agreement for the period ended June 30, 2003.  The Company and Key have extended the current modification agreement to August 31, 2003, and are currently in discussions to negotiate a new facility or extend the existing facility past that date.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,852 Euros (approximately $2,100 at June 30, 2003) from five banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At June 30, 2003, and December 31, 2002, Speech Design had short-term borrowings amounting to $0 and $1, respectively.

Bogen has a conditional letter of credit with Key, which is included in the working capital line and renewable every six months.  Approximately $645 was utilized at June 30, 2003.

Total outstanding revolving lines of credit are summarized as follows:

	June 30, 2003	December 31, 2002

Domestic Lines of Credit Utilized	$750	$1,750
Foreign Lines of Credit Utilized:
• Speech Design GmbH	—	1
• Speech Design Israel	—	—
• Carrier Systems	—	—
• Satelco	—	—
	$750	$1,751

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002

Net income (loss) as reported	$587	$1,626	$(264)	$1,343
Pro forma after-tax impact of options at fair value	(99)	73	(195)	(169)
Pro forma net income (loss) adjusted	$488	$1,699	$(459)	$1,174
Basic income (loss) per share as reported	0.11	0.17	(0.05)	0.15
Diluted income (loss) per share as reported	0.11	0.17	(0.05)	0.15
Pro forma basic income (loss) per share	0.09	0.18	(0.09)	0.13
Pro forma diluted income (loss) per share	0.09	0.18	(0.09)	0.13

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing calculation model.  The following table outlines the assumptions used in the Black-Scholes model.

	2003	2002

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.36%	4.67%
Expected option life in years	6.09	6.34
Expected volatility	63.26%	32.64%
Weighted-average fair value of options granted during the period	$2.35	$3.01

13.                                 Litigation

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

14.                                 Union Pension Fund

Certain employees of Bogen are participants in the Electronics Local 431 Pension Fund (the “Plan”), a multiemployer plan within the meaning of Section 3(37) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  Bogen’s annual contributions have been less than $15 during each of the past five years.  As a result of the withdrawal of other employers from the Plan, Bogen is one of only two remaining contributing employers.

ERISA imposes, among other things, minimum funding requirements.  Failure to meet these requirements could subject the Plan to disqualification and/or subject the contributing employers to penalties.  Bogen has been advised by the Plan’s trustees that the Plan’s funding standard account will be depleted during the year ending June 30, 2007.  Bogen and the other contributing employer are exploring their options with respect to the Plan, including the possibility of withdrawing from the Plan.

In the event that Bogen withdraws from the Plan, Bogen will be subject to withdrawal liability imposed by ERISA.  In light of the variables involved in the calculation of withdrawal liability, we do not believe that it is possible to determine with any meaningful degree of accuracy what the aggregate liability to the Company would be in the event of withdrawal.  The withdrawal liability, if any, assessed against Bogen would likely be scheduled for payment in annual installments, each such installment being the product of (i) the average annual number of hours worked by Bogen’s Plan participants during the 3-year period in which these hours were the highest during the ten Plan years ending prior to the withdrawal, and (ii) Bogen’s highest contribution rate during that same 10-year period.  Bogen has requested the Plan’s actuary to calculate the amount of these annual installments and is currently awaiting these figures.  At this time, based on the hours worked by Bogen’s Plan participants during the preceding decade and the highest rate at which Bogen was obliged to contribute to the Plan during that period, we currently estimate that Bogen’s annual withdrawal liability payment would be less than $20 per year; however, such annual payments would likely continue for a period of not less than 20 years and possibly much longer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 2003, and the results of its operations for the three- and six-month periods ended June 30, 2003, compared to the same period last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the “Company”) and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; potential withdrawal liability under an employee benefit plan described in more detail below; issues relating to the Company’s information technology infrastructure, stability, and performance; and other factors set forth elsewhere in this Form 10-Q, including under “Risk Factors” below and otherwise described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

Three Months Ended June 30, 2003, Compared to the Three Months Ended June 30, 2002

Net Sales

Net sales of $14,344,000 for the three months ended June 30, 2003, decreased 14.2% from the $16,712,000 recorded in the same period in 2002.  Domestic revenues fell 10.4% and foreign revenues in U.S. dollars decreased 22.4%.  After adjusting for the effect of a 22.6% increase in the value of the Euro against the U.S. dollar from the second quarter of 2002 to the second quarter of 2003, foreign net sales in Euros decreased 36.6%.

Domestic

Domestic product line sales results were $10,283,000 for the second quarter of 2003, down $1,198,000 when compared to net sales of $11,481,000 recorded in the same period in 2002.  Telco net sales in the three months ended June 30, 2003, were $3,932,000 versus $3,641,000 in the same period in 2002, an increase of 8.0%.  Net sales of Commercial Audio products totaled $2,298,000 in the second quarter of 2003, down less than 1% from net sales of $2,314,000 in the same period in 2002.  Engineered Systems product line sales of $2,904,000 in the second quarter of 2003 were down 30.5% when compared with the $4,176,000 reported in the same period last year.  Net Sales of Pro Audio products amounted to $1,149,000 in 2003, down 14.9% from the $1,350,000 recorded in 2002.

We believe that the overall decrease in revenues, with the notable exception of Telco’s OEM product sales, from the second quarter of 2002 to the second quarter of 2003 is due to decreased demand in the various telecommunications markets in which Bogen operates, reduced funding of educational construction projects by governmental agencies, as well as continued weakness in the overall domestic economy.

Foreign

Foreign net sales in the second quarter of 2003 were $4,061,000 compared to $5,231,000 in the same period in 2002, a decrease of $1,170,000.  In Euros, net sales in 2003 decreased to 3,604,000 Euros from 5,689,000 Euros in 2002.  Unified Messaging services decreased to $1,597,000 in the second quarter of 2003, down 27.6% from $2,207,000 in the same period in 2002.  Telco sales were down to $2,464,000 for the three months ended June 30, 2003, from the $3,024,000 reported in the same period in 2002.  Speech Design’s Telco product line continues to be negatively affected by the softness in the European telecommunications markets, which has caused significant spending reductions by end users, while Unified Messaging revenues were lower due to fewer significant orders compared with the prior year.

Gross Profit

The Company’s gross profit as a percentage of net sales was 48.0% for the three months ended June 30, 2003, down from 49.7% for the same period in 2002.  The decline is primarily due to the greater absorption of fixed costs relative to changes in sales volume.

Domestic gross profit as a percentage of net sales was 45.8% in the second quarter of 2003 versus 44.4% in the second quarter of 2002.  Gross profit decreased to $4,711,000 in 2003 from $5,095,000 in 2002, primarily as a result of the revenue decline, as well as fluctuations in product line sale mix.

Foreign gross profit decreased to $2,181,000 in the second quarter of 2003 from $3,208,000 in the same period last year.  Gross profit as a percentage of net sales declined to 53.7% in 2003 from 61.3% in 2002.  The decline in the gross profit percentage can be attributed to increased absorption of fixed costs relative to sales volume.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products and update existing products in a timely and efficient manner.  R&D expense was $1,059,000, or 7.4% of net sales, in the second quarter of 2003, compared to $1,010,000, or 6.0% of net sales in the same period of 2002.  Domestic operations R&D experienced a slight decline primarily due to the timing of scheduled prototypes and approvals.  Foreign operations R&D increased, primarily as a result of the relative value of the Euro against the U.S. dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended June 30, 2003, decreased $142,000 from the same period in 2002.  SG&A expense was $4,830,000, or 33.7% of net sales, in 2003 compared to $4,972,000, or 29.8% of net sales, in 2002.  Domestic SG&A costs were flat primarily due to lower selling-related costs being offset by normal year-over-year increases in employee related costs.  Foreign SG&A expenses decreased in Euros primarily because of the revenue decrease, but were higher in U.S. dollars due to the change in the relative value of the Euro from 2002 to 2003.  As a percentage of net sales, SG&A increased primarily due to administrative fixed costs being a greater proportion of overall SG&A as a result of the revenue decline.

Interest Income and Expense

Interest income was $18,000 in the second quarter of 2003, a decrease of $68,000 from $86,000 earned in the same period in 2002.  The decrease primarily reflects the Company’s utilization of available cash for stock repurchases in the third quarter of 2002 and declining interest rates.  Interest expense was $27,000 in 2003, a decrease of $5,000 from $32,000 in 2002.  The reduction is primarily due to final payments on capitalized leases being made in 2002.

Other Income

In the second quarter of 2002, former minority shareholders of Satelco forgave a note payable, which resulted in Other Income of $122,000 during that period.

Income Taxes

The Company recorded a net tax expense of $324,000 in the second quarter of 2003.  In the same period in 2002, the Company recorded tax expense of $810,000.

Domestic operations recorded a tax expense in 2003 of $492,000 a decrease of $119,000 from the $611,000 tax expense in 2002, primarily due to lower profits.  Foreign operations recorded a net tax benefit of $168,000 for the second quarter of 2003.  Foreign tax benefits resulting from combined current operating losses were partly offset by the recording in the quarter of an additional tax provision relating to certain intercompany transactions between the Company’s German and Israeli subsidiaries. Foreign tax expense was $199,000 in 2002.

Results of Operations

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Net Sales

Net sales of $25,721,000 for the six months ended June 30, 2003, decreased 11.6% from the $29,088,000 recorded in the same period in 2002.  Domestic revenues fell 12.2% and foreign revenues in U.S. dollars decreased 9.9%.  After adjusting for the effect of a 22.1% increase in the value of the Euro against the U.S. dollar from the first half of 2002 to the first half of 2003, foreign net sales in Euros decreased 26.2%.

Domestic

Domestic product line sales of $18,602,000 for the first six months of 2003 were down when compared to net sales of $21,188,000 recorded in the same period in 2002.  Telco net sales in the six months ended June 30, 2003, were $7,006,000 versus $7,130,000 in the same period in 2002, a decrease of 1.7%.  Net sales of Commercial Audio products totaled $4,279,000 in the first six months of 2003, down 5.7% from net sales of $4,539,000 in the same period in 2002.  Engineered Systems product line sales of $5,252,000 in the first half of 2003 were down 24.2% when compared with the $6,933,000 reported in the same period last year.  Net sales of Pro Audio products amounted to $2,065,000 in 2003, down 20.2% from the $2,586,000 recorded in 2002.  We believe that the decrease in revenues from 2002 to 2003 is due to decreased demand in the various telecommunications markets in which Bogen operates as well as continued weakness in the overall domestic economy.

Foreign

Foreign net sales in the first six months of 2003 were $7,119,000 compared to $7,900,000 in the same period in 2002, a decrease of $781,000.  In Euros, net sales in 2003 decreased to 6,458,000 Euros from 8,753,000 Euros in 2002.  Unified Messaging services decreased to $2,037,000 in the first six months of 2003, down 12.4% from $2,325,000 in the same period in 2002.  Telco sales were down $493,000 for the six months ended June 30, 2003, from the $5,575,000 reported in the same period in 2002.  Speech Design continues to be impacted by the softness in the European telecommunications markets, which has caused significant spending reductions by end users.

Gross Profit

The Company’s gross profit as a percentage of net sales was 45.7% for the six months ended June 30, 2003, down from 47.2% for the same period in 2002.  The decline is primarily due to the absorption of fixed costs relative to changes in sales volume.

Domestic gross profit as a percentage of net sales was 43.7% for the first six months of 2003 versus 43.2% for the six months of 2002, increasing primarily due to changes in product line sales mix.  Gross profit decreased to $8,121,000 in 2003 from $9,151,000 in 2002, primarily as a result of the revenue decline.

Foreign gross profit decreased to $3,625,000 in the first six months of 2003 from $4,585,000 in the same period last year.  Gross profit as a percentage of net sales declined to 50.9% in 2003 from 58.0% in 2002.  The decline in the gross profit percentage can be attributed to greater depreciation expense on fixed assets included in cost of goods sold and increases in inventory reserves.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products and update existing products in a timely and efficient manner.  R&D expense was $2,151,000, or 8.4% of net sales in the first six months of 2003, compared to $1,885,000, or 6.5% of net sales in the same period of 2002.  Domestic operations R&D experienced a slight decline primarily due to the timing of scheduled prototypes and approvals.  Foreign operations R&D increased, primarily as a result of the change in the relative value of the Euro against the U.S. dollar, but also for new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first six months ended June 30, 2003, of $9,749,000, or 37.9% of sales, was flat when compared to the $9,767,000, or 33.6% of sales, for the same period in 2002.  Domestic SG&A costs were down primarily due to lower selling-related costs being offset by normal year-over-year increases in personnel-related costs.  Foreign SG&A expenses decreased in Euros mainly due to the decrease in revenues, but were higher in U.S. dollars due to the change in the relative value of the Euro from 2002 to 2003.  As a percentage of net sales, SG&A increased primarily due to administrative fixed costs being a greater proportion of overall SG&A as a result of the revenue decline.

Interest Income and Expense

Interest income was $31,000 for the first six months of 2003, a decrease of $139,000 from $170,000 earned in the same period in 2002.  The decrease primarily reflects the Company’s utilization of available cash for stock repurchases in the third quarter of 2002 and declining interest rates.  Interest expense was $41,000 in 2003, a decrease of $50,000 from $91,000 in 2002.  The reduction is primarily due to final payments on capitalized leases being made in 2002.

Other Income

In the second quarter of 2002, former minority shareholders of Satelco forgave a note payable, which resulted in Other Income of $122,000 during that period.

Income Taxes

The Company recorded a net tax benefit of $38,000 for the first half of 2003.  In the same period in 2002, the Company recorded tax expense of $837,000.

Domestic operations recorded a tax expense in 2003 of $465,000 a decrease of $397,000 from the $862,000 tax expense in 2002, primarily due to lower profits.  Foreign operations recorded a net tax benefit of $503,000 in 2003.  Foreign tax benefits resulting from combined current operating losses were partly offset by the recording in the quarter of an additional tax provision relating to certain intercompany transactions between the Company’s German and Israeli subsidiaries.  Foreign operations recorded a tax benefit of $25,000 in 2002.

Liquidity, Capital Resources, and Financial Condition

During the first half of 2003, the Company reported a net loss of $264,000.  Overall net cash used by operating activities was $872,000.  Working capital, defined as current assets less current liabilities, increased to $15,568,000 at June 30, 2003, up $415,000 from $15,153,000 at December 31, 2002, primarily due to improvements in inventories and net reductions in accounts payable and accrued expenses being mostly offset by increased trade receivables.

Net cash used by investing activities of $498,000 was for purchases of fixed assets, primarily computer hardware and software.  Net cash used for financing activities reduced the Company’s overall debt by $1,004,000.  As of June 30, 2003, the Company’s total liabilities of $9,603,000, of which $9,236,000 are due and payable within one year, had been reduced approximately $1,700,000 from December 31, 2002.

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

As of June 30, 2003, and December 31, 2002, Bogen had $750,000 and $1,750,000, respectively, of short-term borrowings outstanding under the Agreement.  The Company was in compliance with the financial covenant under the Agreement for the period ended June 30, 2003.  The Company and Key have extended the current modification agreement to August 31, 2003, and are currently in discussions to negotiate a new facility or extend the existing facility past that date.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,852 Euros (approximately $2,100,000 at June 30, 2003) from five banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At June 30, 2003, and December 31, 2002, Speech Design has short-term borrowings amounting to $0 and $1,000, respectively.

The Company has a conditional letter of credit with Key that is included in the working capital line and is renewable every six months.  Approximately $645,000 was utilized at June 30, 2003.

The Company’s contractual obligations relating to capital lease obligations, employment contracts, and operating lease obligations, as disclosed in the Company’s Form 10-K for the year ended December 31, 2002, have not changed materially since that time.

The Company believes, although there can be no assurances, that it will generate sufficient operating cash flows to provide adequate liquidity to finance its ongoing activities, its current level of borrowings, and capital expenditures at least through June 30, 2004.

Union Pension Fund

Certain employees of Bogen are participants in the Electronics Local 431 Pension Fund (the “Plan”), a multiemployer plan within the meaning of Section 3(37) of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Bogen’s annual contributions have been less than $15,000 during each of the past five years.  As a result of the withdrawal of other employers from the Plan, Bogen is one of only two remaining contributing employers.

ERISA imposes, among other things, minimum funding requirements.  Failure to meet these requirements could subject the Plan to disqualification and/or subject the contributing employers to penalties.  Bogen has been advised by the Plan’s trustees that the Plan’s funding standard account will be depleted during the year ending June 30, 2007.  Bogen and the other contributing employer are exploring their options with respect to the Plan, including the possibility of withdrawing from the Plan.

In the event that Bogen withdraws from the Plan, Bogen will be subject to withdrawal liability imposed by ERISA.  In light of the variables involved in the calculation of withdrawal liability, we do not believe that it is possible to determine with any meaningful degree of accuracy what the aggregate liability to the Company would be in the event of withdrawal.  The withdrawal liability, if any, assessed against Bogen would likely be scheduled for payment in annual installments, each such installment being the product of (i) the average annual number of hours worked by Bogen’s Plan participants during the 3-year period in which these hours were the highest during the ten Plan years ending prior to the withdrawal, and (ii) Bogen’s highest contribution rate during that same 10-year period.  Bogen has requested the Plan’s actuary to calculate the amount of these annual installments and is currently awaiting these figures.  At this time, based on the hours worked by Bogen’s Plan participants during the preceding decade and the highest rate at which Bogen was obliged to contribute to the Plan during that period, we currently estimate that Bogen’s annual withdrawal liability payment would be less than $20,000 per year; however, such annual payments would likely continue for a period of not less than 20 years and possibly much longer.

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

•                            potential withdrawal liability under a multiemployer benefit plan governed by ERISA;

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

In 2002 and during the first half of 2003, approximately 30% and 27%, respectively, of our revenues were derived outside of the United States, primarily in Germany.  Over the course of 2002, the Euro exchange rate averaged at the rate of 1.06125 to the U.S. dollar, with a low of 0.9527 and a high of 1.1682.  This represents a 22.6% movement of the Euro relative to the U.S. dollar throughout the year.  During the course of the first six months of 2003, the Euro exchange rate averaged at the rate of 0.90697 to the U.S. dollar, with a low of 0.8378 and a high of 0.9674.  This represents a 15.5% movement of the Euro relative to the U.S. dollar throughout the first six months.

A significant portion of our sales are made to a small number of customers, and the loss of any such customer may have a material adverse effect on our business

Sales to one customer of Speech Design totaled approximately $6.4 million in 2002.  In the first half of 2003, sales to one customer of Speech Design totaled approximately $2.5 million.  Speech Design’s main customers include leading PABX manufacturers that could decide to manufacture their own peripherals rather than purchase them from us.  Our domestic operations also have significant customers.  The loss of any of these customers or a reduction in orders from these customers could have a material adverse affect on our business, results of operations, financial condition, and liquidity.

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

Our officers, directors and management personnel have significant holdings in the Company

As of June 30, 2003, our officers, directors and management personnel and their affiliates owned over 62% of the outstanding shares of common stock (or about 66% of the outstanding shares of our common stock including shares subject to currently exercisable options).  As a result, if these people act in concert, they would have control to direct our affairs and business and to determine the outcome of corporate actions requiring stockholder approval.  This type of influence by existing majority stockholders may delay or prevent a change in control and could result in the denial to minority stockholders of a premium price for their stock in a change in control.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at June 30, 2003.  During the six months ended June 30, 2003, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

Within the ninety-day period prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934.

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

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2003, the Company held its annual shareholders meeting.  At the meeting, the following matters were approved by the shareholders by the following votes:

1.               Election of Directors:

	For	Withheld

Kasimir Arcisziwski	3,950,240	2,150
David L. DelBrocco	3,950,240	2,150
Jeffrey E. Schwarz	3,950,140	2,250

2.               Ratification of appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain

3,948,590	3,150	650

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:
31	Certifications of President, Chief Executive Officer, and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K, dated May 22, 2003, reporting its 2003 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date:	August 8, 2003	By:	/s/	Michael P. Fleischer
			Name:	Michael P. Fleischer
			Title:	President

Date:	August 8, 2003	By:	/s/	Maureen A. Flotard
			Name:	Maureen A. Flotard
			Title:	Chief Financial Officer (Principal Financial and Accounting Officer)