Form 10-Q
period 2003-09-30
BOGEN COMMUNICATIONS INTERNATIONAL INC
filed 2003-11-10
CIK 908517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

As of October 31, 2003, 5,212,542 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.

AND SUBSIDIARIES

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Per Share Amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,717	$5,379
Trade receivables (net of allowance for doubtful accounts of $739 and $462 at September 30, 2003, and December 31, 2002, respectively)	5,936	5,787
Other receivables	103	370
Inventories	9,134	10,712
Prepaid expenses and other current assets	464	571
Current deferred income taxes	4,402	3,314
TOTAL CURRENT ASSETS	24,756	26,133
Equipment and leasehold improvements, net	2,871	3,152
Goodwill	15,300	15,344
Other intangible assets, net	596	834
Deferred income taxes	1,199	289
Other assets	178	181
TOTAL ASSETS	$44,900	$45,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Amounts outstanding under revolving credit agreements	$22	$1,751
Current maturities of capital lease obligations	5	5
Accounts payable	2,119	2,386
Accrued expenses	4,916	5,834
Income taxes payable	1,674	1,004
TOTAL CURRENT LIABILITIES	8,736	10,980
Capital lease obligations, less current maturities	2	6
Minority interest	240	251
Other long-term liabilities	125	122
TOTAL LIABILITIES	9,103	11,359

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2003, and December 31, 2002	—	—
Common stock - $.001 par value; 50,000,000 shares authorized; 5,220,243 shares issued and 5,212,542 shares outstanding at September 30, 2003, and 5,217,743 shares issued and 5,214,171 shares outstanding at December 31, 2002	5	5
Additional paid-in-capital	29,679	29,599
Deferred compensation	(317)	(489)
Retained earnings	5,631	5,589
Accumulated other comprehensive income (loss)	846	(98)
Treasury stock at cost - 7,701 shares at September 30, 2003, and 3,572 shares at December 31, 2002	(47)	(32)
TOTAL STOCKHOLDERS’ EQUITY	35,797	34,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,900	$45,933

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales	$14,615	$15,653	$40,336	$44,741
Cost of goods sold	8,632	8,207	22,607	23,559
Gross profit	5,983	7,446	17,729	21,182

Operating expenses:
Research and development	1,092	1,083	3,243	2,968
Selling, general and administrative	4,791	5,200	14,540	14,967
Amortization of intangibles	89	81	263	183
Income (loss) from operations	11	1,082	(317)	3,064

Other (income) expenses:
Interest income	(18)	(7)	(49)	(177)
Interest expense	20	27	61	118
Minority interest of consolidated subsidiaries	(9)	1	(10)	22
Other income, net	(14)	(22)	(49)	(162)
Income (loss) before income taxes	32	1,083	(270)	3,263

Income tax expense (benefit)	(274)	418	(312)	1,255

Net income	$306	$665	$42	$2,008

Net income per common share:
Basic	$0.06	$0.10	$0.01	$0.24
Diluted	$0.06	$0.10	$0.01	$0.24

Weighted average number of common shares outstanding:
Basic	5,212,542	6,732,413	5,213,503	8,401,645
Diluted	5,338,988	6,975,466	5,336,793	8,476,596

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Amount					Number of Shares	Amount
Balance at January 1, 2003	5,217,743	$5	$29,599	$(489)	$5,589	$(98)	3,572	$(32)	$34,574

Employee restricted stock grants	2,500	—	10	(10)	—	—	—	—	—
Tax benefit from vesting of restricted stock grants	—	—	70	—	—	—	—	—	70
Deferred compensation amortization	—	—	—	182	—	—	—	—	182
Purchase of treasury stock	—	—	—	—	—	—	4,129	(15)	(15)
Comprehensive income:
Net income	—	—	—	—	42	—	—	—	42
Translation adjustments	—	—	—	—	—	944	—	—	944
Other comprehensive income									986

Balance at September 30, 2003	5,220,243	$5	$29,679	$(317)	$5,631	$846	7,701	$(47)	$35,797

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42	$2,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,189	1,263
Amortization of intangible assets	263	183
Deferred compensation amortization	182	212
Provision for doubtful accounts	203	216
Utilization of pre-acquisition NOL charged to goodwill	138	80
Deferred income taxes	(1,725)	(643)
Minority interest	(10)	22
Change in operating assets and liabilities:
Receivables	106	(1,611)
Inventories	1,831	1,509
Prepaid expenses and other current assets	119	72
Accounts payable and accrued expenses	(896)	722
Other	4	(37)
Net cash provided by operating activities	1,446	3,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(723)	(575)
Proceeds from sale of marketable securities	—	(348)
Acquisition of intangibles	—	3,970
Net cash (used in) provided by investing activities	(723)	3,047

CASH FLOW FROM FINANCING ACTIVITIES:
Cost of common shares repurchased and retired	—	(17,040)
Purchases of treasury stock	(15)	—
Principal payments under capital lease obligations	(4)	(198)
Net (decrease) increase in borrowings under revolving credit agreements	(1,730)	1,173
Net cash used in financing activities	(1,749)	(16,065)

Effects of foreign exchange rate on cash	364	203

DECREASE IN CASH AND CASH EQUIVALENTS	(662)	(8,819)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,379	11,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,717	$2,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$44	$128
Cash paid for income taxes	618	1,209

NON-CASH FINANCING ACTIVITIES:
Forgiveness of notes payable to related parties	—	125

See accompanying notes to consolidated financial statements.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Per Share Amounts)

(Unaudited)

1.             Basis of Presentation

The consolidated balance sheet of Bogen Communications International, Inc. and its subsidiaries (the “Company”) as of December 31, 2002, has been derived from the audited consolidated balance sheet contained in the Company’s Annual Report on Form 10-K and is presented for comparative purposes.  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.  Certain prior year balances have been reclassified to conform to the current year’s presentation.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003.

2.             Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company’s 99 percent-owned subsidiary, Bogen Corporation (“Bogen”); Bogen’s wholly-owned subsidiary, Bogen Communications, Inc. (“BCI”); BCI’s wholly-owned subsidiary Apogee Sound International, LLC (“Apogee”); the Company’s 98 percent-owned subsidiary, Speech Design International Inc. (“SDI”), SDI’s wholly-owned subsidiary, Speech Design GmbH (“Speech Design”); and Speech Design’s wholly-owned subsidiaries: Satelco AG (Satelco), (effective June 30, 2002), Speech Design (Israel), Ltd., and Speech Design Carrier Systems GmbH (“Carrier Systems”), formerly Digitronic Computersysteme GmbH. Inter-company balances and transactions have been eliminated in consolidation.

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

Services and support revenue are recognized upon customer acceptance where a product deliverable or repair is called for, or ratably over the contract term in the case of support or maintenance contracts.  The Company adopted EITF No. 00-21, “Multiple Element Arrangements”, effective July 1, 2003.  The adoption has no financial impact, as the Company’s revenue recognition policy has been historically consistent with this EITF.  For multiple element arrangements, we allocate revenue to be earned under the arrangement among the various elements based on their relative fair value, which is generally the price charged for that element based on pricing for substantially similar arrangements sold separately to similar customer groups.  We also recognize revenue at the date installation is complete and where all of the other revenue recognition criteria are met and customer acceptance is reasonably assured.  In situations where customer acceptance is not reasonably assured, we recognize revenue upon the earlier of a written receipt of customer acceptance or expiration of the acceptance period.

The Company reports all amounts billed to a customer related to shipping and handling costs as revenue and reports all costs incurred by the seller for shipping and handling as cost of goods sold.

4.             Comprehensive Income

The Company’s comprehensive income consists of net income and translation adjustments and is presented in the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2003.

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

The following tables present information about the Company by segment/geographic area.  Inter-segment revenues and transfers are not considered material:

Nine Months Ended

	September 30, 2003		September 30, 2002
	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$30,045	$10,291	$32,003	$12,738
Gross profit	12,917	4,812	13,952	7,230
Income (loss) before income taxes	2,725	(2,694)	3,161	350

Three Months Ended

	September 30, 2003		September 30, 2002
	Bogen	Speech Design	Bogen	Speech Design

Revenue from external customers	$11,443	$3,172	$10,815	$4,838
Gross profit	4,796	1,187	4,801	2,645
Income (loss) before income taxes	1,367	(1,230)	1,024	130

A reconciliation of reportable segment operating income to the Company’s consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total income before income taxes for reportable segments	$137	$1,154	$31	$3,511
Other corporate expenses	(105)	(71)	(301)	(248)
Income (loss) before income taxes	$32	$1,083	$(270)	$3,263

6.             Inventories

Inventories, net of reserves, are stated at the lower of cost, valued using the first-in, first-out method, or market.  Inventories are as follows:

	September 30, 2003	December 31, 2002

Raw materials and supplies	$2,262	$3,324
Work in progress	723	717
Finished goods	6,149	6,671
Total	$9,134	$10,712

7.             Income Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of common shares outstanding for the periods presented.  Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive effect of options and warrants.

The following table lists the outstanding options and warrants as of September 30, 2003 and 2002:

Year	Equity Instrument	Dilutive	Anti-dilutive	Total

2003	Stock Options	814,500	659,245	1,473,745
	Warrants	—	—	—
		814,500	659,245	1,473,745

2002	Stock Options	799,500	717,735	1,517,235
	Warrants	—	825,885	825,885
		799,500	1,543,620	2,343,120

8.             Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Income tax expense (benefit) for the three and nine months ended September 30, 2003 and 2002, differs from the amount computed by applying the U.S. Federal statutory rates primarily because of the creation of foreign loss carryforwards, foreign tax exemptions, and the utilization of U.S. pre-acquisition loss carryforwards for which the benefit reduces goodwill.

The Company has established valuation allowances covering certain of its deferred tax assets.  These allowances were $493 and $574 as of September 30, 2003, and December 31, 2002, respectively.  The valuation allowances were established due to the uncertainty of the realization of these deferred tax assets.  A portion of the deferred tax assets, which are currently subject to a valuation allowance, may be allocated to reduce goodwill or other non-current intangible assets when subsequently recognized.

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

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from December 31, 2002 to September 30, 2003:

	Domestic	Foreign	Total

Balance at December 31, 2002	$10,183	$5,161	$15,344
Utilization of pre-acquisition NOL’s charged to goodwill	(81)	(57)	(138)
Foreign currency translation adjustments	—	94	94
Balance at September 30, 2003	$10,102	$5,198	$15,300

The following disclosure presents certain information on the Company’s acquired intangible assets as of September 30, 2003 and December 31, 2002.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At September 30, 2003
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(251)	$416
Patents	10 years	27	(10)	17
Brandnames	7 years	152	(104)	48
Customer Lists	7 years	174	(170)	4
Technology	4 years	538	(455)	83
Non-compete Agreements	1.5 years	200	(172)	28
		$1,758	$1,162	$596

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At December 31, 2002
Amortized acquired intangible assets:
Trademarks	15 years	$667	$(218)	$449
Patents	10 years	28	(8)	20
Brandnames	7 years	138	(79)	59
Customer lists	7 years	160	(147)	13
Technology	4 years	486	(310)	176
Non-compete agreements	1.5 years	180	(63)	117
		$1,659	$(825)	$834

The aggregate acquired intangible amortization expense was approximately $89 and $81, respectively for the three months ended September 30, 2003 and 2002, and $263 and $183, respectively, for the nine months ended September 30, 2003 and 2002.  The estimated acquired intangible asset amortization expense for the fiscal year ending December 31, 2003, and for the four subsequent years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2003	$338
2004	$101
2005	$92
2006	$46
2007	$46

10.           Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000 revolving line of credit for acquisition financing and a $7,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (the “Agreement”), under which the working capital line was reduced to $5,000 and the parties agreed to an unsecured $20,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000.  The Company has received and accepted a Commitment Letter from Key for financing under a new credit facility (the “New Facility”), the formal establishment of which is subject to certain terms and conditions.  The New Facility includes a five-year term loan for up to $8,500 and a $2,500 working capital line of credit.  The term loan is conditioned upon and is to be issued in conjunction with the Company’s self-tender offer (see Note 15) and the final amount will be determined by the total number of shares repurchased under the offer.  In the meantime and irrespective of the closing of the New Facility, the Company and Key have extended the current modification agreement to November 14, 2003.  The Agreement bears interest at either Key’s rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.

As of September 30, 2003 and December 31, 2002, Bogen had $0 and $1,750, respectively, of short-term borrowings outstanding under the Agreement.  The Company was in compliance with the financial covenant under the Agreement for the three months ended September 30, 2003.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,341 Euros (approximately $1,555 at September 30, 2003) from four banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At September 30, 2003, and December 31, 2002, Speech Design had short-term borrowings amounting to $22 and $1, respectively.

Bogen has a conditional letter of credit with Key, which is included in the working capital line and is renewable every six months.  Approximately $251 was utilized at September 30, 2003.

Total outstanding revolving lines of credit are summarized as follows:

	September 30, 2003	December 31, 2002

Domestic Lines of Credit Utilized	$0	$1,750
Foreign Lines of Credit Utilized:
• Speech Design GmbH	—	1
• Speech Design Israel	—	—
• Carrier Systems	22	—
• Satelco	—	—
	$22	$1,751

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148,”Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123”.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per common share would have decreased to the pro forma amounts indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share amounts)	2003	2002	2003	2002

Net income as reported	$306	$665	$42	$2,008
Pro forma after-tax impact of options at fair value	(88)	73	(283)	(96)
Pro forma net income (loss) adjusted	$218	$738	$(241)	$1,912

Basic income per share as reported	$0.06	$0.10	$0.01	$0.24
Diluted income per share as reported	$0.06	$0.10	$0.01	$0.24
Pro forma basic income (loss) per share	$0.04	$0.11	$(0.05)	$0.23
Pro forma diluted income (loss) per share	$0.04	$0.11	$(0.05)	$0.23

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

14.           Union Pension Fund

Certain employees of Bogen are participants in the Electronics Local 431 Pension Fund (the “Plan”), a multiemployer plan within the meaning of Section 3(37) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  Bogen’s annual contributions to the Plan have been less than $15 during each of the past five years.  As a result of the withdrawal of other employers from the Plan, Bogen is one of only two remaining contributing employers.

ERISA imposes, among other things, minimum funding requirements.  Failure to meet these requirements could subject the Plan to disqualification and/or subject the contributing employers to penalties.  Bogen has been advised by the Plan’s trustees that the Plan’s funding standard account will be depleted during the fiscal year ending June 30, 2007.  Bogen and the other contributing employer are exploring their options with respect to the Plan, including the possibility of withdrawing from the Plan.

In the event that Bogen withdraws from the Plan, Bogen will be subject to withdrawal liability imposed by ERISA.  In light of the variables involved in the calculation of withdrawal liability, we do not believe that it is possible to determine with any meaningful degree of accuracy what the aggregate liability of the Company would be in the event of withdrawal.  The withdrawal liability, if any, assessed against Bogen would likely be scheduled for payment in annual installments, each such installment being the product of (i) the average annual number of hours worked by Bogen’s Plan participants during the 3-year period in which these hours were the highest during the ten Plan years ending prior to the withdrawal, and (ii) Bogen’s highest contribution rate during that same 10-year period.  Bogen has requested the Plan’s actuary to calculate the amount of these annual installments and is currently awaiting these figures.  At this time, based on the hours worked by Bogen’s Plan participants during the preceding decade and the highest rate at which Bogen was obliged to contribute to the Plan during that period, we currently estimate that Bogen’s annual withdrawal liability payment would be less than $20 per year; however, such annual payments would likely continue for a period of not less than 20 years and possibly much longer.

15.                                 Subsequent Event – Tender Offer, Deregistration, and Delisting

On November 3, 2003, the Company announced that its Board of Directors has authorized the Company to repurchase up to two million shares of its common stock in a self-tender offer at a price of $5.00 per share.  The $5.00 offer price represents a premium of 20.5% percent when compared to Friday, October 31, 2003, closing price of $4.15 per share.  The offer commences on November 10, 2003, and expires at 5:00pm, New York City time, December 9, 2003.

Under the tender offer, shareholders will have the opportunity to tender some or all of their shares at $5.00 per share.  If holders of more than two million shares properly tender their shares, the Company will purchase shares tendered by the holders on a pro rata basis.

Shareholders whose shares are purchased in the offer will be paid the purchase price in cash, without interest, after the expiration of the offer period. Shares not purchased will be returned to the tendering stockholder.  The tender offer is subject to required regulatory filings with the SEC, and a number of other terms and conditions specified in the offer to purchase that was distributed to shareholders, including, among other things, obtaining adequate financing.    The Company has received and accepted a commitment letter from Key for a new credit facility that, subject to certain terms and conditions, includes a five-year term loan of up to $8,500 for the express purpose of repurchasing shares tendered in the offer (see Note 10).

Following the completion of the tender offer, the Company anticipates filing a Form 15 with the SEC, which would deregister the Company’s common stock under Section 12 of the Securities Exchange Act of 1934.  As a result and upon the effectiveness of such filing, which is expected to be no later than 90 days after filing, the Company would no longer be subject to the reporting requirements of the Securities Exchange Act.  The requirement under the Exchange Act to file Forms 10-K, 10-Q, or 8-K, proxy statements, or other similar filings with the SEC would be suspended immediately upon the filing of Form 15.  The Company would also no longer be obligated to mail an annual report to its stockholders.

Furthermore, upon completion of the tender offer, the Company’s common stock would no longer be eligible to be quoted on Nasdaq, and upon filing of the Form 15, the Company’s shares would be eligible for quotation only on the “pink sheets”, an over-the-counter quotation service.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of September 30, 2003, and the results of its operations for the three- and nine-month periods ended September 30, 2003, compared to the same period last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

All statements contained herein that are not historical facts, including, but not limited to, statements regarding Bogen Communications International, Inc. and its subsidiaries (collectively, the “Company”) and its current business strategy, projected sources and uses of cash, and plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: competitive factors, including the fact that the Company’s competitors are highly focused and may have greater resources and/or name recognition than the Company; changes in technology and the Company’s ability to develop or acquire new or improved products and/or modify and upgrade its existing products; changes in labor, equipment and capital costs; changes in access to suppliers and sub-contractors; currency fluctuations; changes in United States and foreign regulations affecting the Company’s business; future acquisitions or strategic partnerships; implementation or termination of strategic initiatives or transactions; the ability of the Company to recognize cost savings from its restructuring of its business in Europe; availability of sufficient capital to finance potential acquisitions on terms satisfactory to the Company; general business and economic conditions; political instability in certain regions; employee turnover; potential withdrawal liability under an employee benefit plan described in more detail below; issues relating to the Company’s information technology infrastructure, stability, and performance; and other factors set forth elsewhere in this Form 10-Q, including under “Risk Factors” below and otherwise described from time to time in the Company’s reports filed with the Securities and Exchange Commission.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Net Sales

Net sales of $14,615,000 for the three months ended September 30, 2003, decreased 6.6% from the $15,653,000 recorded in the same period in 2002.  Domestic revenues were up 5.8% but foreign revenues in U.S. dollars decreased 34.4%.  After adjusting for the effect of a 16.7% increase in the value of the Euro against the U.S. dollar from the third quarter of 2002 to the third quarter of 2003, foreign net sales in Euros decreased 43.9%.

Domestic

Domestic product line sales results were $11,443,000 for the third quarter of 2003, up $628,000 when compared to net sales of $10,815,000 recorded in the same period in 2002.  Telco net sales in the three months ended September 30, 2003, were $3,946,000 versus $3,728,000 in the same period in 2002, an increase of 5.8%.  Net sales of Commercial Audio products totaled $2,762,000 in the third quarter of 2003, up 11% from net sales of $2,488,000 in the same period in 2002.  Engineered Systems product line sales of $3,500,000 in the third quarter of 2003 were up 1.6% when compared with the $3,446,000 reported in the same period last year.  Net Sales of Pro Audio products amounted to $1,235,000 in 2003, up 7.2% from the $1,153,000 recorded in 2002.

We believe that the across-the-board increase in revenues, including Telco’s OEM product sales, from the third quarter of 2002 to the third quarter of 2003 is due to improvement in the various telecommunications markets in which Bogen operates, as well as a slight turnaround in the overall domestic economy.

Foreign

Foreign net sales in the third quarter of 2003 were $3,172,000 compared to $4,838,000 in the same period in 2002, a decrease of $1,666,000.  In Euros, net sales in 2003 decreased to 2,805,000 Euros from 4,995,000 Euros in 2002.  Unified Messaging services decreased to $248,000 in the third quarter of 2003, down 86% from $1,764,000 in the same period in 2002.  Telco sales were down to $2,924,000 for the three months ended September 30, 2003, from the $3,074,000 reported in the same period in 2002.  Speech Design’s Telco product line continues to be negatively affected by the softness in the European telecommunications markets, which has caused significant spending reductions by end users, while Unified Messaging revenues were lower due to no significant orders completed in the current quarter.

Gross Profit

The Company’s gross profit as a percentage of net sales was 40.9% for the three months ended September 30, 2003, down from 47.6% for the same period in 2002.  The decline is due to increased domestic inventory reserves, changes in foreign sales mix, and the greater absorption of fixed costs relative to changes in sales volume.

Domestic gross profit as a percentage of net sales was 41.9% in the third quarter of 2003 versus 44.4% in the third quarter of 2002.  Gross profit was $4,796,000 in 2003, almost the same as the $4,801,000 in 2002.  Increased profits from the higher sales volume were offset by the additional inventory reserves recorded in the quarter.

Foreign gross profit decreased to $1,187,000 in the third quarter of 2003 from $2,645,000 in the same period last year.  Gross profit as a percentage of net sales declined to 37.4% in 2003 from 54.7% in 2002.  The decline in the gross profit percentage can be attributed to increased absorption of fixed costs relative to sales volume and changes in sales mix.  Unified Messaging products have generally higher gross profit margins than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products and update existing products in a timely and efficient manner.  R&D expense was $1,092,000, or 7.5% of net sales, in the third quarter of 2003, compared to $1,083,000, or 6.9% of net sales in the same period of 2002.  Domestic operations R&D experienced a decline partly due to the timing of scheduled prototypes and approvals.  Foreign operations R&D increased, exclusively as a result of the relative value of the Euro against the U.S. dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the three months ended September 30, 2003, decreased $409,000 from the same period in 2002.  SG&A expense was $4,791,000, or 32.8% of net sales, in 2003 compared to $5,200,000, or 33.2% of net sales, in 2002.  Domestic SG&A costs were down, with higher selling-related costs being offset by decreases in bad debt expenses, depreciation, and stock compensation charges.  Foreign SG&A expenses decreased 353,000 Euros primarily because of the revenue decrease, but only $120,000 due to the change in the relative value of the Euro from 2002 to 2003.  As a percentage of net sales, SG&A decreased primarily due to administrative overhead costs being a smaller proportion of overall SG&A.

Interest Income and Expense

Interest income was $18,000 in the third quarter of 2003, an increase of $12,000 from $7,000 earned in the same period in 2002.  Interest expense was $20,000 in 2003, a decrease of $7,000 from $27,000 in 2002.  The reduction is primarily due to final payments on capitalized leases being made in 2002.

Income Taxes

The Company recorded a net tax benefit of $274,000 in the third quarter of 2003.  In the same period in 2002, the Company recorded tax expense of $418,000.

Domestic operations recorded a tax expense in 2003 of $505,000, an increase of $85,000 from the $420,000 tax expense in 2002, primarily due to higher profits.  Foreign operations recorded a net tax benefit of $779,000 for the third quarter of 2003, resulting from combined current operating losses.  The foreign tax benefit was $2,000 in 2002.

Results of Operations

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Net Sales

Net sales of $40,336,000 for the nine months ended September 30, 2003, decreased 9.8% from the $44,741,000 recorded in the same period in 2002.  Domestic revenues fell 6.1% and foreign revenues in U.S. dollars decreased 19.2%.  After adjusting for the effect of a 19.9% increase in the value of the Euro against the U.S. dollar from the nine months of 2002 to the same period in 2003, foreign net sales in Euros decreased 32.6%.

Domestic

Domestic product line sales of $30,045,000 for the first nine months of 2003 were down $1,958,000 from net sales of $32,003,000 recorded in the same period in 2002.  Telco net sales in the nine months ended September 30, 2003, were $10,951,000 versus $10,858,000 in the same period in 2002, an increase of about 1%.  Net sales of Commercial Audio products totaled $7,041,000 in the first nine months of 2003, even with net sales of $7,027,000 in the same period in 2002.  Engineered Systems product line sales of $8,753,000 for the nine months of 2003 were down 15.7% when compared with the $10,379,000 reported in the same period last year.  Net sales of Pro Audio products amounted to $3,300,000 in 2003, down 11.7% from the $3,739,000 recorded in 2002.  We believe that the general decrease in revenues from 2002 to 2003 is due to flat demand in the various telecommunications markets in which Bogen operates, weakness in the overall domestic economy, and reduced or delayed funding of school and educational construction projects by governmental agencies in 2003 compared to 2002.

Foreign

Foreign net sales in the nine months of 2003 were $10,291,000 compared to $12,738,000 in the same period in 2002, a decrease of $2,447,000.  In Euros, net sales in 2003 decreased to 9,263,000 Euros from 13,748,000 Euros in 2002.  Unified Messaging services decreased to $2,296,000 in the nine months of 2003, down 43.6% from $4,074,000 in the same period in 2002.  Telco sales were $7,994,000 for the nine months ended September 30, 2003, down 7.7% from the $8,664,000 reported in the same period in 2002.  Speech Design continues to be impacted by the softness in the European telecommunications markets, which has been caused by significant spending reductions by both end users and carriers.

Gross Profit

The Company’s gross profit as a percentage of net sales was 44.0% for the nine months ended September 30, 2003, down from 47.3% for the same period in 2002.  The decline is due to several factors, including product line sales mix, increases in both domestic and foreign inventory reserves, and the absorption of fixed costs relative to changes in sales volume.

Domestic gross profit as a percentage of net sales was 43.0% for the nine months of 2003 versus 43.6% for the nine months of 2002, decreasing primarily due to changes in product line sales mix being offset by increased inventory reserves.  Gross profit decreased to $12,917,000 in 2003 from $13,952,000 in 2002, primarily as a result of the revenue decline.

Foreign gross profit decreased to $4,812,000 in the nine months of 2003 from $7,230,000 in the same period last year.  Gross profit as a percentage of net sales declined to 46.8% in 2003 from 56.8% in 2002.  The decline in the gross profit percentage can be attributed to greater depreciation expense on fixed assets included in cost of goods sold, increases in inventory reserves, changes in product line sales mix, and the greater absorption of fixed costs relative to the decreased sales volume.  Unified Messaging products have generally higher gross profit margins than Telco products.

Research and Development

The Company’s Research and Development (“R&D”) programs are designed to introduce innovative products and update existing products in a timely and efficient manner.  R&D expense was $3,243,000, or 8.0% of net sales in the nine months of 2003, compared to $2,968,000, or 6.6% of net sales in the same period of 2002.  Domestic operations R&D experienced a modest decline primarily due to the timing of scheduled prototypes and approvals and staffing rationalizations.  Foreign operations R&D increased, primarily as a result of the change in the relative value of the Euro against the U.S. dollar, but also for new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the nine months ended September 30, 2003, of $14,540,000 or 36.0% of sales, was down 2.9% when compared to the $14,967,000, or 33.5% of sales, for the same period in 2002.  Domestic SG&A costs were down primarily due to controls on selling-related and personnel-related costs, coupled with decreased charges for receivable reserves and fixed overhead costs.  Foreign SG&A expenses decreased in Euros mainly due to the decrease in revenues, but were higher in U.S. dollars due to the change in the relative value of the Euro from 2002 to 2003.  As a percentage of net sales, SG&A increased primarily due to administrative fixed costs being a greater proportion of overall SG&A as a result of the revenue decline.

Interest Income and Expense

Interest income was $49,000 for the nine months of 2003, a decrease of $128,000 from $177,000 earned in the same period in 2002.  The decrease primarily reflects the Company’s utilization of available cash for stock repurchases in the third quarter of 2002 and declining interest rates.  Interest expense was $61,000 in 2003, a decrease of $57,000 from $118,000 in 2002.  The reduction is primarily due to final payments on capitalized leases being made in 2002, offset by increased short-term borrowings in 2003.

Other Income

In the second quarter of 2002, former minority shareholders of Satelco forgave a note payable, which resulted in Other Income of $125,000.

Income Taxes

The Company recorded a net tax benefit of $312,000 for the nine months of 2003.  In the same period in 2002, the Company recorded a tax provision of $1,255,000.

Domestic operations recorded a tax expense in 2003 of $970,000, a decrease of $312,000 from the $1,282,000 tax expense in 2002, primarily due to lower profits but also because of a lower effective tax rate.  Foreign operations recorded a net tax benefit of $1,282,000 in 2003.  Foreign tax benefits resulting from combined current operating losses were partly offset by the recording in the second quarter of an additional tax provision relating to certain intercompany transactions between the Company’s German and Israeli subsidiaries.   Foreign operations recorded a tax benefit of $27,000 in 2002.

Liquidity, Capital Resources, and Financial Condition

During the nine months of 2003, the Company reported net income of $42,000.  Overall net cash provided by operating activities was $1,446,000.  Working capital, defined as current assets less current liabilities, increased to $16,020,000 at September 30, 2003, up $867,000 from $15,153,000 at December 31, 2002.  This increase is primarily due to reductions in inventories being partly offset by net reductions in accounts payable and accrued expenses and increases in deferred tax assets.

Net cash used by investing activities of $723,000 was for purchases of fixed assets, primarily computer hardware and software and production molds and dies.  Net cash used for financing activities reduced the Company’s overall debt by $1,734,000.  As of September 30, 2003, the Company’s total liabilities of $9,103,000, of which $8,736,000 are due and payable within one year, had been reduced approximately $2,250,000 from December 31, 2002.

Foreign segment performance for the first nine months of 2003 has been negatively affected by the continuing softness in the European telecommunications markets, with the third quarter lacking any significant orders in Speech Design’s UMS business.  The European Telco business was also weak in the third quarter of this year, with continued depressed shipments of new switches reducing demand for Speech Design peripherals.  In response to this economic environment, Speech Design plans to implement a restructuring before the end of the year, which is expected to result in annualized cost reductions in excess of €500,000, or approximately $550,000 at current exchange rates.  Although there can be no assurances, management believes that this plan will have a positive impact on the Company’s European business results in the next twelve months.

Revolving Credit Agreements

On April 21, 1998, the Company and BCI entered into a $27,000,000 credit facility (the “Facility”) with KeyBank National Association (“Key”), which matured on April 30, 2001.  The Facility provided, subject to certain criteria, for a $20,000,000 revolving line of credit for acquisition financing and a $7,000,000 working capital line.  Effective June 30, 2001, the Company and Key entered into a Modification Agreement (“the “Agreement”), under which the working capital line was reduced to $5,000,000 and the parties agreed to an unsecured $20,000,000 line of credit for acquisition financing.  The Agreement extended the provisions, warranties, certifications, and other criteria of the expired Facility to June 30, 2002, and reduced the number of financial covenants required to be met.  Effective June 30, 2002, the parties agreed to extend the Agreement to June 30, 2003, and increase the working capital line to $7,000,000.  The Company has received and accepted a Commitment Letter from Key for financing under a new credit facility (the “New Facility”), the formal establishment of which is subject to certain terms and conditions.  The New Facility includes a five-year term loan for up to $8,500,000 and a $2,500,000 working capital line of credit.  The term loan is conditioned upon and is to be issued in conjunction with the Company’s self-tender offer and the final amount will be determined by the total number of shares repurchased under the offer.  In the meantime and irrespective of the closing of the New Facility, the Company and Key have extended the current modification agreement to November 14, 2003.  The Agreement bears interest at either Key’s rate or, at the borrower’s option, LIBOR plus 125 to 200 basis points.

As of September 30, 2003, and December 31, 2002, Bogen had $0 and $1,750,000, respectively, of short-term borrowings outstanding under the Agreement.  The Company was in compliance with the financial covenant under the Agreement for the three months ended September 30, 2003.  There were no borrowings under the Bogen acquisition credit facility with Key.

Speech Design and its subsidiaries have continuously renewing credit lines and overdraft facilities of approximately 1,341,000 Euros (approximately $1,555,000 at September 30, 2003) from four banks.  Short-term lines of credit are collateralized by all the accounts receivable and inventory of Speech Design and its subsidiaries.  At September 30, 2003, and December 31, 2002, Speech Design has short-term borrowings amounting to $22,000 and $1,000, respectively.

The Company has a conditional letter of credit with Key that is included in the working capital line and is renewable every six months.  Approximately $251,000 was utilized at September 30, 2003.

The Company’s contractual obligations relating to capital lease obligations, employment contracts, and operating lease obligations, as disclosed in the Company’s Form 10-K for the year ended December 31, 2002, have not changed materially since that time.

As noted, the Company expects to incur a debt of up to $8,500,000 in connection with its self-tender offer for up to two million shares of its common stock at a price of $5.00 per share, which will commence on or about November 10, 2003.  The Company believes, although there can be no assurances, that it will generate sufficient operating cash flows to provide adequate liquidity to repay this loan in full over the course of the financing agreement with Key, as well as continue to finance its ongoing activities, its current level of borrowings, and capital expenditures at least through September 30, 2004.

Following the completion of the tender offer, the Company anticipates filing a Form 15 with the SEC, which would deregister the Company’s common stock under Section 12 of the Securities Exchange Act of 1934.  As a result and upon the effectiveness of such filing, which is expected to be no later than 90 days after filing, the Company would no longer be subject to the reporting requirements of the Securities Exchange Act.  The requirement under the Exchange Act to file Forms 10-K, 10-Q, or 8-K, proxy statements, or other similar filings with the SEC would be suspended immediately upon the filing of Form 15.  The Company would also no longer be obligated to mail an annual report to its stockholders.

Furthermore, upon completion of the tender offer, the Company’s common stock would no longer be eligible to be quoted on Nasdaq, and upon filing of the Form 15, the Company’s shares would be eligible for quotation only on the “pink sheets”, an over-the-counter quotation service.

Union Pension Fund

Certain employees of Bogen are participants in the Electronics Local 431 Pension Fund (the “Plan”), a multiemployer plan within the meaning of Section 3(37) of the Employee Retirement Income Security Act of 1974 (“ERISA”).  Bogen’s annual contributions to the Plan have been less than $15,000 during each of the past five years.  As a result of the withdrawal of other employers from the Plan, Bogen is one of only two remaining contributing employers.

ERISA imposes, among other things, minimum funding requirements.  Failure to meet these requirements could subject the Plan to disqualification and/or subject the contributing employers to penalties.  Bogen has been advised by the Plan’s trustees that the Plan’s funding standard account will be depleted during the fiscal year ending June 30, 2007.  Bogen and the other contributing employer are exploring their options with respect to the Plan, including the possibility of withdrawing from the Plan.

In the event that Bogen withdraws from the Plan, Bogen will be subject to withdrawal liability imposed by ERISA.  In light of the variables involved in the calculation of withdrawal liability, we do not believe that it is possible to determine with any meaningful degree of accuracy what the aggregate liability of the Company would be in the event of withdrawal.  The withdrawal liability, if any, assessed against Bogen would likely be scheduled for payment in annual installments, each such installment being the product of (i) the average annual number of hours worked by Bogen’s Plan participants during the 3-year period in which these hours were the highest during the ten Plan years ending prior to the withdrawal, and (ii) Bogen’s highest contribution rate during that same 10-year period.  Bogen has requested the Plan’s actuary to calculate the amount of these annual installments and is currently awaiting these figures.  At this time, based on the hours worked by Bogen’s Plan participants during the preceding decade and the highest rate at which Bogen was obliged to contribute to the Plan during that period, we currently estimate that Bogen’s annual withdrawal liability payment would be less than $20,000 per year; however, such annual payments would likely continue for a period of not less than 20 years and possibly much longer.

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

•                  the ability of the Company to recognize cost savings from its restructuring of its business in Europe;

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

Upon completion of the tender offer, we will no longer file periodic reports and other filings under the Securities Exchange Act of 1934

Following the completion of the tender offer, the Company anticipates filing a Form 15 with the Securities and Exchange Commission, which would deregister the Company’s common stock under Section 12 of the Securities Exchange Act of 1934.  As a result and upon the effectiveness of such filing, expected to be within ninety days after filing, the Company would no longer be subject to the requirements of the Exchange Act.  The Company’s obligation to file Forms 10-K, 10-Q, or 8-K with the SEC would be suspended immediately upon filing.  After deregistration, the Company would also no longer be obligated to mail annual reports to its stockholders.  As a result, stockholders will not be able to obtain financial information or other information concerning the operations of the Company.

Upon completion of the tender offer, Bogen shares will no longer be quoted on Nasdaq

Assuming successful completion of the tender offer, the Company’s common stock will no longer be eligible for quotation on Nasdaq, and upon filing of the Form 15 with the SEC, the Company’s shares would be eligible for quotation only on the “pink sheets”, an over-the-counter quotation service.  We expect that the trading market for Bogen common stock on the pink sheets will be illiquid.  As a result, you will likely find it more difficult to dispose of, or to obtain accurate quotations of the market value of, Bogen common stock.  Furthermore, you may have to hold your shares for an indefinite amount of time or sell your shares at prices that may be lower than if the shares were traded on Nasdaq, a national securities exchange, or the OTC Bulletin Board.

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

In 2002 and during the first nine months of 2003, approximately 30% and 25%, respectively, of our revenues were derived outside of the United States, primarily in Germany.  Over the course of 2002, the Euro exchange rate averaged at the rate of 1.06125 to the U.S. dollar, with a low of 0.9527 and a high of 1.1682.  This represents a 22.6% movement of the Euro relative to the U.S. dollar throughout the year.  During the course of the first nine months of 2003, the Euro exchange rate averaged at the rate of 0.90067 to the U.S. dollar, with a low of 0.8378 and a high of 0.9674.  This represents a 15.5% movement of the Euro relative to the U.S. dollar throughout this period.

A significant portion of our sales are made to a small number of customers, and the loss of any such customer may have a material adverse effect on our business

Sales to one customer of Speech Design totaled approximately $6.4 million in 2002.  In the first nine months of 2003, sales to one customer of Speech Design totaled approximately $4.2 million.  Speech Design’s main customers include leading PABX manufacturers that could decide to manufacture their own peripherals rather than purchase them from us.  Our domestic operations also have significant customers.  The loss of any of these customers or a reduction in orders from these customers could have a material adverse affect on our business, results of operations, financial condition, and liquidity.

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

Our officers, directors and management personnel have significant holdings in the Company

As of September 30, 2003, our officers, directors and management personnel and their affiliates owned over 62% of the outstanding shares of common stock (or about 66% of the outstanding shares of our common stock including shares subject to currently exercisable options).  As a result, if these people act in concert, they would have control to direct our affairs and business and to determine the outcome of corporate actions requiring stockholder approval.  This type of influence by existing majority stockholders may delay or prevent a change in control and could result in the denial to minority stockholders of a premium price for their stock in a change in control.

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

We are dependent on key personnel

Our success depends to a large extent upon the efforts and abilities of Jonathan Guss, our President and Chief Executive Officer, Kasimir Arciszewski, Co-Managing Director of Speech Design, and Hans Meiler, Co-Managing Director of Speech Design.  The loss of any of Messrs. Guss, Arciszewski, or Meiler could have a material adverse effect on our business, operating results and financial condition.  Furthermore, Michael P. Fleischer is currently on leave of absence with the U.S. Department of Defense, although he will continue to serve as a member of our Board of Directors.  We anticipate, although there can be no assurances, that he will return to the Company to serve as President by late 2004.

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

In general, the Company does not use derivative instruments or hedging to manage its exposure and does not currently hold any material risk sensitive instruments for trading purposes at September 30, 2003.  During the nine months ended September 30, 2003, the Company had no material changes of its market risk assessment.

The above discussion should be read in conjunction with Management’s discussion of market risk as reported on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 7, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule  13a-15(e) under the Securities Exchange Act of 1934.

The evaluation of the Company’s disclosure controls and procedures was made under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, President, and Chief Financial Officer.  Based upon that review, our management, including the Chief Executive Officer, President, and Chief Financial Officer, believes that our disclosure controls and procedures as of the end of the period covered by this Report, were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.	CHANGES IN SECURITIES

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not application

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:
	31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Form 8-K, dated August 8, 2003, reporting its 2003 second quarter and first half financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOGEN COMMUNICATIONS INTERNATIONAL, INC.
(Registrant)

Date:	November 10, 2003	By:	/s/ Jonathan Guss
		Name:	Jonathan Guss
		Title:	President and Chief Executive Officer

Date:	November 10, 2003	By:	/s/ Maureen A. Flotard
		Name:	Maureen A. Flotard
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)